Form 10QSB
period 1996-12-31
TOMORROWS MORNING INC
filed 1997-04-03
CIK 1004400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   THIS DOCUMENT IS A COPY OF THE FORM 10-QSB
                      FILED ON MARCH 27, 1997 PURSUANT TO A
                      RULE 201 TEMPORARY HARDSHIP EXEMPTION


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-29050


                            TOMORROW'S MORNING, INC.


A California Corporation                                 IRS Identification No.:
                                                               95-4379805

                          Principal Executive Offices:
                            160 North Thurston Avenue
                          Los Angeles, California 90049
                                 (310) 440-2778

                            -------------------------


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [_]  No [X]

Number of shares of common stock outstanding at March 24, 1997:    2,669,802

Transitional Small Business Disclosure Format (check one):     Yes [_]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET




                                     ASSETS

                                                                     December 31, 1996
                                                                  (Compiled Without Audit)     June 30, 1996
                                                                  ------------------------     -------------
CURRENT ASSETS
       Cash.......................................................        $      0                $ 24,526
       Accounts Receivable........................................           2,940                   2,258
       Deferred Capital Acquisition
           Costs..................................................         152,743                  75,805
                                                                          --------                 -------

       Total Current Assets.......................................         155,683                 102,589


OFFICE FURNITURE & EQUIPMENT
       (Note A), net of accumulated
       depreciation of $11,829....................................          12,782                  15,242


OTHER ASSETS
       Deposits...................................................           5,000                   5,000
       Debt Issuance Costs, net of
       accumulated amortization
           of $74,570.............................................         136,187                 267,595
                                                                          --------                --------

       Total Assets...............................................        $309,652                $390,426
                                                                          ========                ========




                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET




                                 LIABILITIES AND
                            SHAREHOLDERS' DEFICIENCY

                                                                     December 31, 1996
                                                                 (Compiled Without Audit)    June 30, 1996
                                                                 ------------------------    -------------
CURRENT LIABILITIES
       Accounts Payable and Accrued
           Expenses...............................................      $  724,889              $  583,731
       Cash Overdraft.............................................          30,381                       0
       Interest Payable...........................................         109,212                  62,576
       Deferred Revenue (Note A)..................................          43,098                  23,809
       Line of Credit.............................................          50,000                  50,000
       Loans Payable (Note B).....................................         516,575                 199,299
       Notes Payable..............................................       1,354,163               1,354,163
                                                                        ----------              ----------

           Total Current Liabilities..............................       2,828,318               2,273,578
                                                                        ----------              ----------


SHAREHOLDERS' DEFICIENCY
       Common Stock-no par, 4,540,000
           shares authorized; 1,026,494
           shares issued and outstanding..........................       2,746,800               3,268,800
       Loan Receivable-Shareholder................................         (38,897)                (27,575)
       Accumulated Deficit........................................      (5,226,569)             (5,124,377)
                                                                        -----------             -----------

       Total Shareholders' Deficiency.............................      (2,518,666)             (1,883,152)
                                                                        -----------             -----------

       Total Liabilities and Shareholders' Deficiency.............      $  309,652              $  390,426
                                                                        ==========              ==========


COMMITMENTS AND CONTINGENCIES
       (Note D)



                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS
                            (Compiled Without Audit)



                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                        ------------------------        ------------------------
                                                          1996            1995             1996           1995
                                                          ----            ----             ----           ----
INCOME
       Subscriptions.................................   $  9,806       $ 29,774         $  15,735      $  56,015
       Interest......................................        717               0            1,322            821
                                                        --------       ---------        ---------      ---------

           Total Income..............................     10,523          29,774           17,057         56,836
                                                        --------       ---------        ---------      ---------


COST OF SALES
       Fulfillment...................................        332          21,960              750         37,813
       Postage.......................................     25,587          59,576           35,141        112,823
       Printing......................................     60,000         126,998          146,000        324,370
       Outside Writers...............................        500           3,527            1,051          3,527
       Wire Services.................................      3,344           8,369            9,369         19,282
                                                        --------       ---------        ---------      ---------

           Total Cost of Sales.......................     89,763         220,430          192,311        497,815
                                                        --------       ---------        ---------      ---------

           Gross Profit..............................    (79,240)       (190,656)        (175,254)      (440,979)
                                                        --------       ---------        ---------      ---------


OPERATING EXPENSES
       Accounting & Legal............................     57,565         106,868           65,199        139,077
       Advertising/Promotional Material..............     12,455          41,742           31,898        363,734
       Amortization-Debt Issuance Costs..............     14,704           3,519           29,408          4,067
       Art Services..................................      1,105           2,200            1,767          5,799
       Auto Expense..................................      2,240               0            2,970              0
       Bank Charges..................................        933             697            1,521            697
       Computer Costs................................         50             689            4,027          1,037
       Commissions...................................          0               0              250              0
       Delivery & Messenger..........................      3,335           2,188            5,516          6,629
       Depreciation..................................      1,230           1,218            2,460          2,435
       Dues & Subscriptions..........................          0               0               42              0
       Entertainment & Promotion.....................        200               0              200              0
       Equipment Rental..............................       (225)          1,934             (225)         3,399
       Insurance.....................................         81               0              165            201
       Interest......................................     26,177           8,614           52,029         16,448
       Licenses & Permits............................      6,818               0            6,818              0
       Office Expense................................      2,827           2,724            5,976          4,961
       Outside Services..............................     27,350          72,886           73,448        109,677
       Public Relations..............................          0               0            3,000              0
       Postage.......................................        700           1,700            1,040          3,100
       Rent..........................................     11,250          11,250           22,500         21,750
       Salaries......................................     37,500          37,500           75,000         75,000

                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                       STATEMENT OF OPERATIONS (Continued)
                            (Compiled Without Audit)



                                                           Three Months Ended                Six Months Ended
                                                              December 31,                     December 31,
                                                          --------------------             -------------------
                                                          1996            1995             1996           1995
                                                          ----            ----             ----           ----

       Taxes & Licenses..............................     13,817               0           13,818              0
       Telephone.....................................      2,779           7,363            6,158          9,536
       Travel........................................      4,963           7,571            8,939         10,275
       Utilities.....................................      4,814           3,648            7,214          5,784
                                                       ---------       ---------        ---------    -----------

           Total Operating Expenses..................    232,668         314,311          421,138        783,606
                                                       ---------       ---------        ---------    -----------

       Net (Loss) Before Provision
           for Income Tax............................   (311,908)       (504,967)        (596,392)    (1,224,585)

Provision For State Income Tax.......................          0               0              800            800
                                                       ---------       ---------        ---------    -----------

           Net (Loss)................................  $(311,908)      $(504,967)       $(597,192)   $(1,225,385)
                                                       =========       =========        =========    ===========


                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                       DEFICIENCY For the Six Months Ended
                                December 31, 1996
                            (Compiled Without Audit)



                                            Common Stock                         Loan
                                      ---------------------------              Receivable           Accumulated
                                      Shares               Amount              Shareholder            Deficit             Total
                                      ------               ------              -----------            -------             -----
Balance
  June 30, 1996                      1,026,494            $2,671,800             $ (27,575)         $(4,629,377)       $(1,985,152)

Capital Contribution-
  Compensation                                                75,000                                                        75,000

Loan Receivable-
  Shareholder - Note G                                                             (11,322)                                (11,322)

Net Loss for the
  Six Months Ended
  December 31, 1996                                                                                    (597,192)          (597,192)
                                     ---------            ----------             ---------          ------------       ------------

Balance,
  December 31, 1996                  1,026,494            $2,746,800             $ (38,897)         $(5,226,569)       $(2,518,666)
                                     =========            ==========             ==========         ============       ============

                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS
                            (Compiled Without Audit)




                           Increase/(Decrease) in Cash

                                                                              Six Months Ended December 31,
                                                                              -----------------------------
                                                                                1996                1995
                                                                                ----                ----
Cash flows from operating activities:
       Cash received from customers....................................      $  34,342           $  45,748
       Cash paid for cost of sales.....................................       (145,293)           (348,322)
       Cash paid for operating expenses................................       (168,101)           (489,251)
       Interest received...............................................          1,322                 821
       Interest paid...................................................         (5,393)             (5,908)
       Income taxes paid...............................................           (800)               (800)
                                                                             ----------          ----------

           Net cash used in operating activities.......................       (283,923)           (797,712)
                                                                             ----------          ----------

Cash flows from investing activities:
       Increase in loan receivable - shareholder.......................        (11,322)             (7,052)
       Decrease in loan payable - shareholder..........................              0             (26,773)
       Increase in office furniture & equipment........................              0              (3,117)
                                                                             ----------          ----------

           Net cash used in investing activities.......................        (11,322)            (36,942)
                                                                             ----------          ----------

Cash flows from financing activities:
       Increase in loans payable.......................................        317,276              43,069
       Increase in deferred stock acquisition costs....................        (76,938)            (43,221)
       Increase in debt issuance cost..................................              0             (43,725)
       Increase in stock acquisition cost..............................              0             (37,193)
       Increase in common stock........................................              0             216,703
       Increase in notes payable.......................................              0             683,500
                                                                             ----------          ----------

           Net cash provided by financing activities...................        240,338             819,133
                                                                             ----------          ---------


Net decrease in cash...................................................        (54,907)            (15,521)

Cash at beginning of period............................................         24,526              26,490
                                                                             ----------          ----------

Cash overdraft balance at end of period................................      $ (30,381)          $  10,969
                                                                             ==========          ==========



                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                       STATEMENT OF CASH FLOWS (Continued)
                            (Compiled Without Audit)




                                                                             Six Months Ended December 31,
                                                                             -----------------------------
                                                                                1996                1995
                                                                                ----                ----
Reconciliation of net loss to net cash used in operating activities:

Net Loss...............................................................      $(597,192)        $(1,225,385)
                                                                             ----------        ------------

Adjustments to reconcile net loss
       to cash provided by operating
       activities:
           Depreciation and amortization...............................         31,868               6,502
           Non-cash compensation.......................................         75,000              75,000

(Increase)/decrease in accounts receivable.............................           (682)                339
Increase in accounts payable...........................................         47,018             149,493
Increase in accrued expenses...........................................         94,140             194,716
Increase in interest payable...........................................         46,636              10,540
Increase/(decrease) in deferred revenue................................         19,289             (10,606)
Decrease in deposits...................................................              0               1,689
                                                                             ----------        ------------

              Total adjustments........................................        313,269             427,673
                                                                             ----------        ------------


Net cash used in operating activities..................................      $(283,923)        $  (797,712)
                                                                             ==========        ============



                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                        NOTES TO THE FINANCIAL STATEMENTS
                      For the Six Months Ended December 31,
                                      1996
                            (Compiled Without Audit)



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INTERIM FINANCIAL
     STATEMENTS:

     1.   Interim Financial Statements:

          The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

     2.   Nature of Business:

          Tomorrow's Morning, Inc. (the "Company") was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of December 31, 1996, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its present efforts toward raising capital, establishing new business and product.

          In June 1996 the Company filed for an initial public offering of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

     3.   Basis of Presentation:

          The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital at December 31, 1996, has suffered recurring losses and has negative cash flows from operations for the six months ended December 31, 1996. The Company's viability as a going concern is dependent upon its ability to raise additional financing and, ultimately, achieving profitable operations. Management has successfully completed a public offering to raise the funds necessary to satisfy its working capital needs. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     4.   Revenue Recognition:

          Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as news papers are delivered. Deferred revenue represents unfulfilled subscription sales at period end.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS (Continued):

     5.   Advertising:

          The Company expenses the costs of all advertising in the periods incurred. Advertising expense was approximately $31,898 and $363,734 for the six months ended December 31, 1996 and 1995, respectively.

     6.   Income Taxes:

          The Company uses Statement of Financial Accounting Standards No. 109, "Account ing for Income Taxes". Under Statement No. 109, the liability method is used in accounting for income taxes. Under this tax method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not have any material differences between financial reporting and tax bases of assets and liabilities.

     7.   Office Furniture and Equipment:

          Office furniture and equipment is stated at cost and depreciation is computed on a straight-line basis over a period of five years.

     8.   Deferred Capital Acquisition Costs:

          The costs related to the initial public offering have been deferred and will be deducted from the proceeds of the initial public offering.

     9.   Debt Issuance Costs:

          The costs related to the issuance of debt are capitalized and amortized to general and administrative expenses over the lives of the related debt.

     10.  Software Development Costs:

          The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." This statement provides for capitalization of certain software development costs once technological feasibility is established. The costs so capitalized are then amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. No such internal costs have been capitalized by the Company to date.

          During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; as of December 31, 1996 expenses for "SCOOP" were approximately $110,000.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS (Continued):

     11.  Compensation Expense:

          Compensation expense reflects reasonable compensation, as determined by the Company, for its Chief Executive Officer. The compensation expense has been reflected as noncash compensation and contributed capital in the statements of cash flows and shareholders' deficit, respectively.


B.   LOANS PAYABLE:

     These loans payable are short term loans that will be repaid in 1997. These loans bear no interest and are unsecured.


C.   NOTES PAYABLE:

     Notes Payable are comprised of the following:

     1.   Note payable is a convertible subordinated note in the
          amount of $125,000, payable in four equal quarterly
          installments beginning March 31, 1997 and ending
          December 31, 1997. Interest accrues at a rate of 6% per
          annum and is payable in quarterly install ments
          beginning March 31, 1997. The holder of this note has
          the option, at any time, of converting the note balance
          into common stock, as defined in the note agreement.          $125,000

     2.   Two (2) $50,000 notes payable, each having its own
          agreement, both having the same terms, payable on March
          31, 1998. Interest accrues at a rate of 6% per annum
          and is payable in quarterly installments beginning
          March 31, 1997. The holder of these notes has the
          option, at any time, of converting the note balance
          into common stock, as defined in the note agreement.           100,000

     3.   Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     4.   Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     5.   Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     6.   Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     7.   Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            35,000

     8.   Note payable in four equal quarterly installments
          beginning March 31, 1997 and ending December 31, 1997.
          This loan bears interest at a rate of 6% per annum and
          is payable quarterly beginning March 31, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     9.   Note payable in four equal quarterly installments
          beginning March 31, 1997 and ending December 31, 1997.
          This loan bears interest at a rate of 6% per annum and
          is payable quarterly beginning March 31, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            12,500

     10.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.           150,000

     11.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            65,000

     12.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     13.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     14.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     15.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     16.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     17.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            50,000

     18.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            37,500

     19.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            30,000

     20.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     21.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     22.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     23.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     24.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     25.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     26.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     27.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            25,000

     28.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            19,207

     29.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            18,500

     30.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.            12,500

     31.  Note Payable in eight equal quarterly installments
          beginning June 30, 1997 and ending March 31, 1999. This
          loan bears interest at a rate of 7% per annum and is
          payable quarterly beginning June 30, 1997. The note
          holder has the option of converting the note balance
          into common stock, as defined in the note agreement.
                                                                          12,500
                                                                      ----------

               Total convertible notes                                 1,342,707

          Note payable in monthly installments of $1,000
          beginning August, 1994. This loan bears interest at a
          rate of 10% per annum, and is currently due in full.            11,456
                                                                      ----------
                                                                      $1,354,163
                                                                      ==========

     The Company's convertible notes contain certain covenants and events of default which include the borrower's failure to deliver the financial statements to the holders on or before December 31, 1995 in a form acceptable for filing with the Securities and Exchange Commission meeting the minimum requirements for a registration statement on Form SB-2 for an initial public offering; or receipt of an audit opinion qualified with respect to the Company's ability to continue as a going concern at June 30, 1996. At June 30, 1996, the Company was not in compliance with these provisions and accordingly is in default. As a result, the outstanding balance of these notes, $1,342,707, is classified as a current liability. As a result of its successful public offering in March 1997, the Company is in the process of converting these notes to common stock.


D.   COMMITMENTS AND CONTINGENCIES:

     The Company leases office facilities in Los Angeles, California of approximately 4,000 square feet. The lease commenced October 31, 1993 and continued until October 31, 1995. Subsequent to October 31, 1995, the Company leases its office facilities on a month-to-month basis. The monthly rent, previously $3,500, is now $3,750. Rent expense was $22,500 and $21,750 for the six months ended December 31, 1996 and 1995, respectively.


E.   COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

     The Company has granted non-qualified stock options that allow each holder the right to purchase one share of the Company's common stock. The Board of Directors determines the exercise price of the options at the date of the grant. Options granted to date are fully vested on the date of the grant and have expirations ranging from three to five years from grant date.

                                                                              Shares           Option Price
                                                                              ------           ------------

         Options outstanding at June 30, 1996                                776,978          $.10 to $4.52

                Granted                                                            0
                                                                             -------

         Options outstanding and exercisable
                at December 31, 1996                                         776,978           $.10 to $4.52
                                                                             =======


         To date, none of the above options have been exercised or have expired.

     During the year ended June 30, 1996, the Company granted warrants to purchase 45,400 shares of Common Stock at an exercise price of $4.52 per share. These warrants were granted as compensation to a company acting as the dealer-manager in connection with the issuance of the Company's 7% convertible notes.


F.   INCOME TAXES:

     At the Company's previous year end, June 30, 1996, the Company had a deferred tax asset of approximately $1,722,000 which was offset by a 100% valuation allowance of $1,722,000. The deferred tax asset is due to the Company's net operating loss carry forwards available to offset future taxable income, if any, of approximately $4,304,000, which expire in years up to 2010.


G.   RELATED-PARTY TRANSACTIONS:

     The printer used by Tomorrow's Morning, Inc. also has an equity interest in the Company. Printing expense was $146,000 for the six months ended December 31, 1996. At December 31, 1996, amounts payable to the printer are approximately $265,000.

     The Company has a loan receivable from the principal shareholder totalling $38,897 at December 31, 1996. The loan bears interest at 8% per year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From inception in June 1992 to December 31, 1996, Tomorrow's Morning, Inc. (the "Company") has incurred an aggregate of $5,226,560 in operating losses. For the six months ended December 31, 1996, revenues were $17,057 and the Company experienced a net loss of $(597,192), as compared to revenues of $56,836 and a net loss of $(1,225,385) for the six months ended December 31, 1995. In addition, for the quarter ended December 31, 1996, revenues were $10,523 and the Company experienced a net loss of $(311,908), as compared to revenues of $29,774 and a net loss of $(504,967) for the quarter ended December 31, 1995. Up to this point, the Company has been limited in its ability to increase its sales due to
(i) lack of working capital, (ii) the early stage development of its products,
(iii) limited market awareness and (iv) a relative lack of history compared to its competitors in the marketplace. The Company believes that the financial resources provided by its initial public offering (the "IPO") will enable it to accelerate its growth by investing in appropriate marketing, product development and staffing. See "Subsequent Events" below. The addition of qualified staff will enable the Company to significantly expand the marketing of its "Adopt-a-School" program to corporations and non-profit foundations, plus develop new products and/or extend its existing product into new markets. In addition, having achieved several years' continuous publication of its Tomorrow's Morning newspaper (the "Newspaper"), the Company is believed to be a much more credible and attractive partner for larger, more established companies desiring to enter into joint-marketing ventures. The increased financial resources of the Company resulting from the IPO will also enhance its ability to enter into such strategic alliances. The Company has, however, sustained, and is currently sustaining, substantial losses, which are expected to continue for at least the short term as the Company's expenses continue to greatly exceed its income. In order to move from losses to profitability, the Company will need to achieve some or all of the following milestones: (i) the formation of strategic alliances for cooperative marketing and distribution of the Newspaper to schools nationwide, plus development of complementary products; (ii) completion of the SCOOP(TM) CD-ROM journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of schools; (iv) getting one or more television shows, or interstitial "Kids' News" spots, on the air; and
(v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company's intended use of the net proceeds of the IPO has been developed to help achieve those milestones.


RESULTS OF OPERATIONS

   Three Month Periods Ended December 31, 1996 and December 31, 1995

     Revenues. Revenues for the three-month period ended December 31, 1996 were $10,523, as compared to $29,774 for the corresponding period in 1995. This approximately 65% decrease in revenues was primarily the result of the lack of a formalized marketing effort in 1996, as compared to the Company's nationwide telemarketing campaign and direct mail solicitation to schools and teachers in Fall 1995 (the "Fall 1995 Marketing Campaign").

     Costs and Expenses. Costs and expenses decreased to $322,431 during the three months ended December 31, 1996, from $534,741 during the three months ended December 31, 1995. The bulk of this approximately 40% decrease was the result of the elimination of the advertising and promotional costs associated with the Fall 1995 Marketing Campaign (approximately $330,000).

     Interest Expense. Total interest expense for the three months ended December 31, 1996 was $26,177, as compared to $8,614 for the corresponding period in 1995. This approximately 204% increase is attributable to the accrual of interest on $1,080,207 of the Company's 7% Convertible Notes sold during the period from September 1, 1995 to June 4, 1996 and amortization of related debt issuance costs.

     Net Loss. The Company experienced a net loss of $(311,908) for the three-month period ended December 31, 1996, an approximately 38% decrease from the $(504,967) net loss sustained in the three months ended December 31, 1995. The decrease in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by the increase in interest expense.


   Six Months Ended December 31, 1996 and December 31, 1995

     Revenues. Revenues for the six-month period ended December 31, 1996 were $17,057, as compared to $56,836 for the corresponding period in 1995. This approximately 70% decrease in revenues was primarily the result of the lack of a formalized marketing effort in 1996, as compared to the Fall 1995 Marketing Campaign.

     Costs and Expenses. Costs and expenses decreased to $614,249 during the six months ended December 31, 1996, from $1,282,221 during the six months ended December 31, 1995. The bulk of this approximately 52% decrease was the result of the elimination of the advertising and promotional costs associated with the Fall 1995 Marketing Campaign (approximately $330,000).

     Interest Expense. Total interest expense for the six months ended December 31, 1996 was $52,029, as compared to $16,448 for the corresponding period in fiscal 1996. This approximately 216% increase is attributable to the accrual of interest on $1,080,207 of the Company's 7% Convertible Notes sold during the period from September 1, 1995 to June 4, 1996 and amortization of related debt issuance costs.

     Net Loss. The Company experienced a net loss of $(597,192) for the six-month period ended December 31, 1996, an approximately 51% decrease from the $(1,225,385) net loss sustained in the six months ended December 31, 1995. The decrease in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by the increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper (including the costs of the Fall 1995 Marketing Campaign) and the research and development of synergistic children's media products. Up to this point, the Company's primary sources of financing have been proceeds from the sale of Common Stock and certain promissory notes convertible into Common Stock, as well as various short-term loans. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper are directed at schools, such business is seasonal, with most sales taking place between September and June. Seasonality is not believed to be a factor with non-school sales.

     The Company has a number of specific plans for the use of a large portion of the net proceeds of the IPO. Such use of net proceeds should, in time, provide increased funds from operations through avenues such as (i) bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery,
(ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP(TM) CD-ROM game/ learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising, (iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and (vi) revenues from direct sales and licensing royalties of Companyrelated merchandise, although it should be noted that the Company's ability to generate funds from such sources will not occur for quite some time, if ever. The Company believes that, once available, this "blend" of revenue sources derived from the Newspaper and its related products and services will allow the Company to achieve profitable operations. There can, however, be no guarantee that the Company will be able to achieve or sustain significant revenues or profitability; in fact, the Company does not expect to become profitable until it develops a blend of revenue sources, which can be derived only from significant commercial acceptance of a variety of its proposed products and services.


SUBSEQUENT EVENTS

     The initial closing of the Company's IPO as to up to 2,000,000 shares of Common Stock and 900,000 Common Stock Purchase Warrants (the "Warrants") took place on March 13, 1997. At the initial closing, the Company completed the sale of 1,106,080 shares of Common Stock and 864,387 Warrants, resulting in net proceeds to the Company of $5,094,269.37 (before deducting certain expenses payable by the Company).

     The Company believes that the net proceeds from the IPO will satisfy the Company's cash requirements for at least the next twelve months. However, to the extent that the funds generated by the IPO, together with then existing resources, are insufficient to fund the Company's planned and prospective activities, the Company will need to raise additional funds through bank borrowings, public or private debt or equity offerings, or otherwise. There can be no guarantee that such additional funding will be available on terms favorable to the Company or its shareholders, if at all. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1997. The Company has not yet determined whether it will adopt the accounting requirements of this standard or whether it will elect only the disclosure requirements and continue to measure compensation cost using Accounting Principles Board Opinion No. 25.

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

Reference is hereby made to the legal proceeding described in "Business-Legal Proceedings" set forth in the Company's Prospectus for the IPO dated February 10, 1997 (the "Prospectus").


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

Reference is hereby made to those convertible note defaults described in Note 2 to the Company's financial statements for the two years ended June 30, 1996, as included in the Prospectus. All of such convertible notes are in the process of being converted into Common Stock.


Item 5.   Other Events
----------------------

The initial closing of the Company's public offering of up to 2,000,000 shares of Common Stock and 900,000 Warrants took place on March 13, 1997. At the initial closing, the Company completed the sale of 1,106,080 shares of Common Stock and 864,387 Warrants, resulting in net proceeds to the Company of $5,094,269.37 (before deducting certain expenses payable by the Company).


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)      The following Exhibits are attached hereto:

                  Exhibit No.                        Description
                  -----------                        -----------

                       11                   Computation of earnings per share.
                       27                   Financial Data Schedule

(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TOMORROW'S MORNING, INC.



March 26, 1997                                     By:  /s/ ADAM LINTER
                                                        ------------------------
                                                        Adam Linter
                                                        President and Treasurer

                                  EXHIBIT INDEX


                                                                 Sequentially
Exhibit Number                Description                        Numbered Page
--------------                -----------                        -------------

       11              Computation of earnings per share.           22

       27              Financial Data Schedule                      23