Form 10QSB
period 1997-03-31
TOMORROWS MORNING INC
filed 1997-05-19
CIK 1004400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                           _________________________



Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  [X]   No  [_]

Number of shares of common stock outstanding at May 12, 1997:    2,848,316

Transitional Small Business Disclosure Format (check one):   Yes [_]  No [X]

                                     PART I
                             FINANCIAL INFORMATION

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                MARCH 31, 1997
                                                                           (COMPILED WITHOUT AUDIT)   JUNE 30, 1996
                                                                           ------------------------   -------------
CURRENT ASSETS:
CASH                                                                          $4,084,416                $   24,526
ACCOUNTS RECEIVABLE                                                               17,544                     2,258
DEFERRED OFFERING COSTS                                                                -                    75,805
PREPAID EXPENSES                                                                  71,671                      -
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                           4,173,631                   102,589
------------------------------------------------------------------------------------------------------------------

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION
  OF $13,866 AND $9,369, RESPECTIVELY                                             27,312                    15,242

NONCURRENT ASSETS:
DEPOSITS                                                                           5,000                     5,000
DEBT ISSUANCE COSTS, NET OF ACCUMULATED AMORTIZATION
  OF $340,757 AND $73,162, RESPECTIVELY                                                -                   267,595

------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                                            5,000                   272,595
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $4,205,943                $  390,426
------------------------------------------------------------------------------------------------------------------


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         $  372,154                $  583,731
INTEREST PAYABLE                                                                 127,267                    62,576
PAYROLL TAXES PAYABLE                                                             16,038                         -
DEFERRED REVENUE                                                                  61,415                    23,809
LINE OF CREDIT                                                                         -                    50,000
LOANS PAYABLE                                                                    463,299                   199,299
NOTES PAYABLE                                                                     11,456                 1,354,163
CONTRACT PAYABLE - INSURANCE                                                      56,005                         -

------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             $1,107,634                $2,273,578
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
PREFERRED STOCK, NO PAR, 1,000,000 SHARES AUTHORIZED,
  NO SHARES ISSUED
COMMON STOCK, NO PAR, 4,540,000 SHARES AUTHORIZED,
  2,730,908 AND 1,026,494 SHARES ISSUED AND OUTSTANDING                        9,618,781                 3,268,800
LOAN RECEIVABLE-SHAREHOLDER                                                      (95,080)                  (27,575)
DEFICIT                                                                       (6,425,392)               (5,124,377)

------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                           3,098,309                (1,883,152)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         $ 4,205,943                 $ 390,426
------------------------------------------------------------------------------------------------------------------

                    See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                            (Compiled Without Audit)

                                      THREE MONTHS ENDED MARCH 31,          NINE MONTHS ENDED MARCH 31,
                                          1997           1996                    1997             1996
                                      ----------------------------         ----------------------------
REVENUE:
SUBSCRIPTIONS                         $   3,364      $  38,775             $    19,099      $    94,790
OTHER                                         -          3,282                       -            3,282
INTEREST                                  6,509            159                   7,831              980
--------------------------------------------------------------             ----------------------------
TOTAL REVENUE                             9,873         42,216                  26,930           99,052
--------------------------------------------------------------             ----------------------------

COST OF SALES:
FULFILLMENT                               2,677         12,670                   3,427           50,483
POSTAGE                                   3,449         18,452                  39,631          131,275
PRINTING                                251,621              -                 397,621          324,370
OUTSIDE WRITERS                           1,448         (2,540)                  2,499              987
WIRE SERVICES                            13,095          6,810                  22,463           26,092
OUTSIDE ARTISTS                             854          2,840                   2,622            8,639
--------------------------------------------------------------             ----------------------------
TOTAL COST OF SALES                     273,144         38,232                 468,264          541,846
--------------------------------------------------------------             ----------------------------

(LOSS) PROFIT ON SALES                 (263,271)         3,984                (441,334)        (442,794)

OPERATING EXPENSES:
ACCOUNTING AND LEGAL                    136,227        (74,660)                201,426           64,417
ADVERTISING AND PROMOTION                18,500         27,568                  50,398          391,302
AMORTIZATION OF DEBT
  ISSUANCE COSTS                         36,803         18,068                  65,007           22,135
AUTO EXPENSES                             2,920              -                   5,889                -
BANK CHARGES                              1,040            382                   2,561            1,079
COMMISSIONS                                   -              -                     250                -
COMPUTER EXPENSES                          (716)             -                   3,311            1,037
CONSULTING                                8,064              -                   8,064                -
DELIVERY AND MESSENGER                    1,821          2,906                   7,336            9,535
DUES AND SUBSCRIPTIONS                       84            142                     127              142
ENTERTAINMENT                                 -              -                     200                -
EQUIPMENT RENTAL                              -         (1,204)                      -            2,195
INSURANCE                                12,996              -                  13,161              201
INTEREST                                 25,974         21,706                  78,003           38,154
MARKETING                                   585              -                     585                -
MISCELLANEOUS                                98              -                      98                -
OFFICE                                    8,040          5,589                  13,790           13,650
OUTSIDE SERVICES                         13,969         72,940                  66,407          182,617
PUBLIC RELATIONS                              -              -                   3,000                -
RESEARCH AND DEVELOPMENT -
  "SCOOP"                                12,257              -                  33,257                -
RENT                                     11,250          9,500                  33,750           31,250
WAGES                                    75,667         62,500                 200,667          187,500
PAYROLL TAX EXPENSE                       3,414              -                   3,414                -
TAX, LICENSES AND PERMITS                 4,600             25                  25,235               25
TELEPHONE                                 5,199          3,745                  11,358           13,281
TRAVEL                                    8,623          6,735                  17,562           17,010
UTILITIES                                 2,312          1,921                   9,527            7,705
DEPRECIATION                              2,037          1,217                   4,497            3,652
--------------------------------------------------------------             ----------------------------
TOTAL OPERATING EXPENSES                391,755        159,080                 858,882          986,887
--------------------------------------------------------------             ----------------------------

LOSS BEFORE TAXES                      (655,026)      (155,096)             (1,300,215)      (1,429,681)

TAXES                                         -              -                     800              800
--------------------------------------------------------------             ----------------------------
NET LOSS                              $(655,026)     $(155,096)            $(1,301,015)     $(1,430,481)
--------------------------------------------------------------             ----------------------------

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                    For the Nine Months Ended March 31, 1997
                            (Compiled Without Audit)



                                                                 LOAN
                                        COMMON STOCK          RECEIVABLE     ACCUMULATED
                                  ------------------------
                                   SHARES        AMOUNT      SHAREHOLDER       DEFICIT          TOTAL
                                  ---------   ------------   ------------   -------------   ------------

BALANCES, JUNE 30, 1996           1,026,494    $3,268,800     $  (27,575)    $(5,124,377)    $(1,883,152)

ISSUANCE OF COMMON STOCK                        1,167,277      5,347,724                       5,347,724

CONVERSION OF 6% CONVERTIBLE
   NOTES TO COMMON STOCK                          105,144        262,500                         262,500

CONVERSION OF 7% CONVERTIBLE
   NOTES TO COMMON STOCK                          432,083      1,080,207                       1,080,207

CAPITAL CONTRIBUTION-
   COMPENSATION                                   166,667                                        166,667

LOAN RECEIVABLE-SHAREHOLDER                                      (67,505)                        (67,505)

TRANSFER OF DEBT ISSUANCE
   COSTS AT CONVERSION                           (304,528)                                      (304,528)

STOCK ISSUANCE COSTS                             (202,589)                                      (202,589)

NET LOSS FOR THE PERIOD                                                       (1,301,015)     (1,301,015)

--------------------------------------------------------------------------------------------------------
BALANCES, MARCH 31, 1997          2,730,998    $9,618,781     $  (95,080)    $(6,425,392)    $ 3,098,309
--------------------------------------------------------------------------------------------------------


                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                            (Compiled Without Audit)


                                                                 NINE MONTHS ENDED
                                                         MARCH 31, 1997    MARCH 31, 1996
                                                         ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                    $(1,301,015)      $(1,430,481)

ITEMS RECONCILING NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:
DEPRECIATION                                                      4,497             3,652
AMORTIZATION OF DEBT ISSUANCE COSTS                              65,007                 -
NONCASH COMPENSATION                                            166,667           187,500
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 ACCOUNTS RECEIVABLE                                            (15,286)            3,411
 DEFERRED OFFERING COSTS                                         75,805                 -
 PREPAID EXPENSES                                               (71,671)                -
 DEPOSITS                                                             -             1,689
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         (211,577)          260,683
 INTEREST PAYABLE                                                64,691            27,790
 PAYROLL TAXES PAYABLE                                           16,038                 -
 DEFERRED REVENUE                                                37,606           (16,905)

-----------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (1,169,238)         (962,661)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 ACQUISITION OF FIXED ASSETS                                    (16,566)           (3,116)

-----------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                           (16,566)           (3,116)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM ISSUANCE OF COMMON STOCK, NET OF COST           5,347,724           269,936
CONVERSION OF NOTES PAYABLE TO COMMON STOCK                   1,342,707                 -
PROCEEDS FROM REVOLVING LINE OF CREDIT                                -                 -
PROCEEDS FROM LOANS PAYABLE                                     402,276           126,499
PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                               -           679,124
PROCEEDS FROM INSURANCE FINANCING CONTRACT                       80,133                 -
CASH PAID FOR DEBT ISSUANCE COSTS                                     -                 -
REPAYMENTS OF REVOLVING LINE OF CREDIT                          (50,000)                -
REPAYMENTS OF LOANS PAYABLE                                    (138,276)          (26,773)
CONVERSION OF NOTES PAYABLE TO COMMON STOCK                  (1,342,707)                -
REPAYMENTS UNDER INSURANCE FINANCING CONTRACT                   (24,130)                -
LOANS TO SHAREHOLDER                                            (67,505)          (17,192)
CASH PAID FOR OFFERING COSTS                                   (304,528)          (87,391)

-----------------------------------------------------------------------------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                   5,245,695           944,203
-----------------------------------------------------------------------------------------

CHANGE IN CASH                                                4,059,890           (21,574)

CASH AT BEGINNING OF PERIOD                                      24,526            26,490

-----------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                       $ 4,084,416       $     4,916
-----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
CASH PAID FOR INTEREST                                      $    13,312       $    20,904
CASH PAID FOR INCOME TAXES                                  $       800       $         -

                    See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                       NOTES TO THE FINANCIAL STATEMENTS
                    For the Nine Months Ended March 31, 1997
                            (Compiled Without Audit)



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

     2.   Nature of Business:

          Tomorrow's Morning, Inc. (the "Company") was incorporated in June 1992 in the state of California and is engaged in the publication of a children's weekly newspaper. As of March 31, 1997, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its present efforts toward establishing new business and product.

          In June 1996 the Company filed for an initial public offering of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

     3.   Basis of Presentation:

          The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has negative cash flows from operations for the nine months ended March 31, 1997. Management has successfully completed a public offering to raise the funds necessary to satisfy its working capital needs. However, the Company's viability as a going concern is ultimately dependent upon achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     4.   Revenue Recognition:

          Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period end.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS (Continued):

     5.   Advertising:

          The Company expenses the costs of all advertising in the periods incurred. Advertising expense was approximately $50,398 and $391,302 for the nine months ended March 31, 1997 and 1996, respectively.

     6.   Income Taxes:

          The Company uses Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement No. 109, the liability method is used in accounting for income taxes. Under this tax method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not have any material differences between financial reporting and tax bases of assets and liabilities.

     7.   Fixed Assets:

          Fixed assets consist mainly of office furniture and equipment, which are stated at cost. Depreciation is computed on a straight-line basis over a period of five years.

     8.   Deferred Capital Acquisition Costs:

          The costs related to the initial public offering were deferred and have been deducted from the proceeds of the initial public offering.

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

          During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; as of March 31, 1997 expenses for "SCOOP" were approximately $143,000.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS (Continued):

     11.  Compensation Expense:

          Upon the completion of the initial public offering in March 1997, the Company commenced regular salary payments to its employees. In addition, compensation expense includes reasonable compensation, as determined by the Company, for its Chief Executive Officer for the period prior to the completion of the offering. The preoffering compensation expense has been reflected as noncash compensation and contributed capital in the statements of cash flows and shareholders' deficit, respectively.


B.   LOANS PAYABLE:

     These loans payable are short term loans that will be repaid in 1997. These loans bear no interest and are unsecured.


C.   NOTES PAYABLE:

     Notes Payable are comprised of the following:

          Note payable in monthly installments of $1,000 beginning
          August, 1994. This loan bears interest at a rate of 10%
          per annum, and is currently due in full.                  $     11,456
                                                                    ============


     The Company's convertible notes contained certain covenants and events of default which included the borrower's failure to deliver the financial statements to the holders on or before December 31, 1995 in a form acceptable for filing with the Securities and Exchange Commission meeting the minimum requirements for a registration statement on Form SB-2 for an initial public offering; or receipt of an audit opinion qualified with respect to the Company's ability to continue as a going concern at June 30, 1996. At June 30, 1996, the Company was not in compliance with these provisions and accordingly was in default. As a result, the outstanding balance of these notes, $1,342,707, was classified as a current liability. As a result of its successful public offering in March 1997, the notes were converted into Common Stock.


D.   COMMITMENTS AND CONTINGENCIES:

     The Company leases office facilities in Los Angeles, California of approximately 4,000 square feet. The lease commenced October 31, 1993 and continued until October 31, 1995. Subsequent to October 31, 1995, the Company leases its office facilities on a month-to-month basis. The monthly rent, previously $3,500, is now $3,750. Rent expense was $33,750 and $31,250 for the nine months ended March 31, 1997 and 1996, respectively.

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

                                               SHARES    OPTION PRICE
                                               -------   -------------

     Options outstanding at June 30, 1996      776,978   $.10 to $4.52

          Granted                                    0
                                               -------

     Options outstanding and exercisable
          at March 31, 1997                    776,978   $.10 to $4.52
                                               =======


     To date, none of the above options have been exercised or have expired.


     During the year ended June 30, 1996, the Company granted warrants to purchase 45,400 shares of Common Stock at an exercise price of $4.52 per share. These warrants were granted as compensation to a company acting as the dealer-manager in connection with the issuance of the Company's 7% convertible notes. In March 1997, the Company granted warrants to purchase 116,728 shares of Common Stock at an exercise price of $8.25 per share. Those warrants were granted as compensation to the company acting as the managing placement agent in connection with the Company's initial public offering. In connection with the initial public offering, the Company sold 900,000 publicly tradeable Common Stock Purchase Warrants. Each Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.50 per share (subject to redemption for $0.35 each upon the occurrence of certain conditions).


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


G.   RELATED-PARTY TRANSACTIONS:

     The printer used by Tomorrow's Morning, Inc. also has an equity interest in the Company. Printing expense was $397,621 and $324,370 for the nine months ended March 31, 1997 and 1996. At March 31, 1997, amounts payable to the printer were approximately $92,000.

     The Company has a loan receivable from a principal shareholder totalling $95,080 at March 31, 1997. The loan bears interest at 8% per year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From inception in June 1992 to March 31, 1997, Tomorrow's Morning, Inc. (the "Company") has incurred an aggregate of $6,425,392 in operating losses. For the nine months ended March 31, 1997, revenues were $26,930 and the Company experienced a net loss of $1,301,015, as compared to revenues of $99,052 and a net loss of $1,430,481 for the nine months ended March 31, 1996. In addition, for the quarter ended March 31, 1997, revenues were $9,873 and the Company experienced a net loss of $655,026, as compared to revenues of $42,216 and a net loss of $155,096 for the quarter ended March 31, 1996. Up to this point, the Company has been limited in its ability to increase its sales due to (i) lack of working capital, (ii) the early stage development of its products, (iii) limited market awareness and (iv) a relative lack of history compared to its competitors in the marketplace. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company sold 1,167,277 shares of Common Stock and 900,000 Common Stock Purchase Warrants (the "Warrants"), resulting in net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, in addition to the losses noted above, the Company continues to sustain substantial losses, which are expected to continue for at least the short term as the Company's expenses continue to greatly exceed its income. In order to move from losses to profitability, the Company will need to achieve some or all of the following milestones: (i) the formation of strategic alliances for cooperative marketing and distribution of the Newspaper to schools nationwide, plus development of complementary products; (ii) completion of the SCOOP(TM) CD-ROM journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of schools; (iv) getting one or more television shows, or interstitial "Kids' News" spots, on the air; and (v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company's intended use of the net proceeds of the IPO has been developed to help achieve those milestones.


RESULTS OF OPERATIONS

  Three Month Periods Ended March 31, 1997 and March 31, 1996

      Revenues. Revenues for the three-month period ended March 31, 1997 were $9,873, as compared to $42,216 for the corresponding period in 1996. This approximately 77% decrease in revenues was primarily the result of the lack of a formalized marketing effort in 1996, as compared to the Company's nationwide telemarketing campaign and direct mail solicitation to schools and teachers in Fall 1995 (the "Fall 1995 Marketing Campaign").

      Costs and Expenses. Costs and expenses increased to $664,898 during the three months ended March 31, 1997 from $197,312 during the three months ended March 31, 1996. The bulk of this approximately 300% increase was the result of printing costs incurred and an increase in operating costs related to commencement of operations with a number of new employees.

     Interest Expense. Total interest expense for the three months ended March 31, 1997 was $62,777, as compared to $39,774 for the corresponding period in 1996. This approximately 58% increase is attributable to the accrual of interest on $1,080,207 of the Company's 7% Convertible Notes sold during the period from September 1, 1995 to June 4, 1996 and amortization of related debt issuance costs. As of March 31, 1997, all of those Convertible Notes, together with the

Company's previously issued 6% Convertible Notes, were converted into Common Stock of the Company.

      Net Loss. The Company experienced a net loss of $655,026 for the three-month period ended March 31, 1997, an approximately 322% increase from the $155,096 net loss sustained in the three months ended March 31, 1996. The increase in net loss was primarily due to the factors described above with respect to costs and expenses, including the increase in interest expense.


  Nine Months Ended March 31, 1997 and March 31, 1996

      Revenues. Revenues for the nine-month period ended March 31, 1997 were $26,930, as compared to $99,052 for the corresponding period in 1996. This approximately 73% decrease in revenues was primarily the result of the lack of a formalized marketing effort in 1996, as compared to the Fall 1995 Marketing Campaign.

      Costs and Expenses. Costs and expenses decreased to $1,327,145 during the nine months ended March 31, 1997, from $1,528,733 during the nine months ended March 31, 1996. The bulk of this approximately 13% decrease was the result of the elimination of the advertising and promotional costs associated with the Fall 1995 Marketing Campaign.

      Interest Expense. Total interest expense for the nine months ended March 31, 1997 was $143,010, as compared to $60,289 for the corresponding period in fiscal 1996. This approximately 138% increase is attributable to the accrual of interest on $1,080,207 of the Company's 7% Convertible Notes sold during the period from September 1, 1995 to June 4, 1996 and amortization of related debt issuance costs, all of which was eliminated as of March 31, 1997, as described above.

      Net Loss. The Company experienced a net loss of $1,301,015 for the nine-month period ended March 31, 1997, an approximately 9% decrease from the $1,430,481 net loss sustained in the nine months ended March 31, 1996. The decrease in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by the increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper (including the costs of the Fall 1995 Marketing Campaign) and the research and development of synergistic children's media products. Prior to the IPO, the Company's primary sources of financing were proceeds from the sale of Common Stock and certain promissory notes convertible into Common Stock, as well as various short-term loans. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper are directed at schools, such business is seasonal, with most sales taking place between September and June. Seasonality is not believed to be a factor with non-school sales.

     The Company has a number of specific plans for the use of a large portion of the net proceeds of the IPO. Such use of net proceeds should, in time, provide increased funds from operations through avenues such as (i) bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery, (ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP(TM) CD-ROM game/learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising, (iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and (vi) revenues from direct sales and licensing royalties of Company-related merchandise, although it should be noted that the Company's ability to generate funds from such sources will not occur for quite some time, if ever. The Company believes that, once available, this "blend" of revenue sources derived from the Newspaper and its related products and services will allow the Company to achieve profitable operations. There can, however, be no guarantee that the Company will be able to achieve or sustain significant revenues or profitability; in fact, the Company does not expect to become profitable until it develops a blend of revenue sources, which can be derived only from significant commercial acceptance of a variety of its proposed products and services.

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

                                    PART II
                               OTHER INFORMATION


Item 5.   Other Events
----------------------

The final closing of the Company's public offering of up to 2,000,000 shares of Common Stock and 900,000 Warrants took place on March 28, 1997. At the final closing, the Company completed the sale of an aggregate of 1,167,277 shares of Common Stock and 900,000 Warrants, resulting in total net proceeds to the Company of $5,347,724 (before deducting certain expenses payable by the Company).


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)     The following Exhibits are attached hereto:

                EXHIBIT NO.                  DESCRIPTION
                -----------                  -----------

                   11              Computation of earnings per share.
                   27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended March 31, 1997.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOMORROW'S MORNING, INC.



Dated:  May 16, 1997                By: /s/  STEVEN RAFT
                                        ------------------------------------
                                        Steven Raft,
                                        Chief Financial Officer

                                 EXHIBIT INDEX

                                                          Sequentially
Exhibit Number                 Description               Exhibit Number
--------------                 -----------               -------------

     11             Computation of earnings per share.       16

     27             Financial Data Schedule                  17
