Form 10QSB/A
period 1996-03-31
TOMORROWS MORNING INC
filed 1997-05-23
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-QSB/A

                                Amendment No. 1


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



                                     ASSETS

                                        DECEMBER 31, 1996
                                     (COMPILED WITHOUT AUDIT)   JUNE 30, 1996
                                     ------------------------   -------------
CURRENT ASSETS
   Cash...........................        $      0              $ 24,526
   Accounts Receivable............           2,940                 2,258
   Deferred Capital Acquisition
      Costs.......................         152,743                75,805
                                          --------              --------

   Total Current Assets...........         155,683               102,589


OFFICE FURNITURE & EQUIPMENT
   (Note A), net of accumulated
   depreciation of $11,829                  12,782                15,242


OTHER ASSETS
   Deposits......................            5,000                 5,000
   Debt Issuance Costs, net of
   accumulated amortization
      of $102,570................          238,187               267,595
                                          --------              --------

   Total Assets..................         $411,652              $390,426
                                          ========              ========


                    See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEET


                                LIABILITIES AND
                            SHAREHOLDERS' DEFICIENCY


                                                             DECEMBER 31, 1996
                                                          (COMPILED WITHOUT AUDIT)   JUNE 30, 1996
                                                          -----------------------    -------------
CURRENT LIABILITIES
   Accounts Payable and Accrued
      Expenses......................................        $   724,889              $   583,731
   Cash Overdraft...................................             30,381                        0
   Interest Payable.................................            109,212                   62,576
   Deferred Revenue (Note A)........................             43,098                   23,809
   Line of Credit...................................             50,000                   50,000
   Loans Payable (Note B)...........................            516,575                  199,299
   Notes Payable....................................          1,354,163                1,354,163
                                                            -----------              -----------

      Total Current Liabilities.....................          2,828,318                2,273,578
                                                            -----------              -----------


SHAREHOLDERS' DEFICIENCY
   Common Stock-no par, 4,540,000
      shares authorized; 1,026,494
      shares issued and outstanding.................          3,393,800                3,268,800
   Loan Receivable-Shareholder......................            (38,897)                 (27,575)
   Accumulated Deficit..............................         (5,771,569)              (5,124,377)
                                                            -----------              -----------

   Total Shareholders' Deficiency...................         (2,416,666)              (1,883,152)
                                                            -----------              -----------

   Total Liabilities and Shareholders' Deficiency...        $   411,652              $   390,426
                                                            ===========              ===========


COMMITMENTS AND CONTINGENCIES
(Note D)

                    See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                            STATEMENT OF OPERATIONS
                            (Compiled Without Audit)



                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                              DECEMBER 31,                  DECEMBER 31,
                                         ----------------------         ---------------------
                                           1996         1995               1996          1995
                                          -----        -----               ----         -----
INCOME
   Subscriptions......................   $  9,806    $  29,774           $  15,735    $  56,015
   Interest...........................        717            0               1,322          821
                                         --------    ---------           ---------    ---------

      Total Income....................     10,523       29,774              17,057       56,836
                                         --------    ---------           ---------    ---------


COST OF SALES
   Fulfillment........................        332       21,960                 750       37,813
   Postage............................     25,587       59,576              35,141      112,823
   Printing...........................     60,000      126,998             146,000      324,370
   Outside Writers....................        500        3,527               1,051        3,527
   Wire Services......................      3,344        8,369               9,369       19,282
                                         --------    ---------           ---------    ---------

      Total Cost of Sales.............     89,763      220,430             192,311      497,815
                                         --------    ---------           ---------    ---------

      Gross Profit....................    (79,240)    (190,656)           (175,254)    (440,979)
                                         --------    ---------           ---------    ---------


OPERATING EXPENSES
   Accounting & Legal.................     57,565      106,868              65,199      139,077
   Advertising/Promotional Material...     12,455       41,742              31,898      363,734
   Amortization-Debt Issuance Costs...     14,704        3,519              29,408        4,067
   Art Services.......................      1,105        2,200               1,767        5,799
   Auto Expense.......................      2,240            0               2,970            0
   Bank Charges.......................        933          697               1,521          697
   Computer Costs.....................         50          689               4,027        1,037
   Commissions........................          0            0                 250            0
   Delivery & Messenger...............      3,335        2,188               5,516        6,629
   Depreciation.......................      1,230        1,218               2,460        2,435
   Dues & Subscriptions...............          0            0                  42            0
   Entertainment & Promotion..........        200            0                 200            0
   Equipment Rental...................       (225)       1,934                (225)       3,399
   Insurance..........................         81            0                 165          201
   Interest...........................     26,177        8,614              52,029       16,448
   Licenses & Permits.................      6,818            0               6,818            0
   Office Expense.....................      2,827        2,724               5,976        4,961
   Outside Services...................     27,350       72,886              73,448      109,677
   Public Relations...................          0            0               3,000            0
   Postage............................        700        1,700               1,040        3,100
   Rent...............................     11,250       11,250              22,500       21,750
   Salaries...........................     62,500       62,500             125,000      125,000

                    See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                      STATEMENT OF OPERATIONS (CONTINUED)
                            (Compiled Without Audit)



                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                         DECEMBER 31,               DECEMBER 31,
                                    -----------------------   -------------------------
                                       1996         1995         1996          1995
                                    ----------   ----------   ----------   ------------

   Taxes & Licenses..............      13,817            0       13,818              0
   Telephone.....................       2,779        7,363        6,158          9,536
   Travel........................       4,963        7,571        8,939         10,275
   Utilities.....................       4,814        3,648        7,214          5,784
                                    ---------    ---------    ---------    -----------

      Total Operating Expenses...     257,668      339,311      471,138        833,606
                                    ---------    ---------    ---------    -----------

   Net <Loss> Before Provision
      for Income Tax.............    (336,908)    (529,967)    (646,392)    (1,274,585)

Provision For State Income Tax              0            0          800            800
                                    ---------    ---------    ---------    -----------

      Net <Loss>.................   $(336,908)   $(529,967)   $(647,192)   $(1,275,385)
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




                                 COMMON STOCK            LOAN
                            ----------------------    RECEIVABLE    ACCUMULATED
                             SHARES       AMOUNT     SHAREHOLDER      DEFICIT         TOTAL
                            ---------   ----------   ------------   ------------   ------------

Balance
  June 30, 1996             1,026,494   $3,268,800      $(27,575)   $(5,124,377)   $(1,883,152)

Capital Contribution-
  Compensation                             125,000                                     125,000

Loan Receivable-
  Shareholder - Note G                                   (11,322)                      (11,322)

Net Loss for the
  Six Months Ended
  December 31, 1996                                                    (647,192)      (647,192)
                                                                    -----------    -----------

Balance,
  December 31, 1996         1,026,494   $3,393,800      $(38,897)   $(5,771,569)   $(2,416,666)
                            =========   ==========   ===========    ===========    ===========


                     See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS
                            (Compiled Without Audit)



                          Increase/(Decrease) in Cash

                                                 SIX MONTHS ENDED DECEMBER 31,
                                                 -----------------------------
                                                        1996         1995
                                                     ----------   ----------
Cash flows from operating activities:
   Cash received from customers...................   $  34,342    $  45,748
   Cash paid for cost of sales....................    (145,293)    (348,322)
   Cash paid for operating expenses...............    (168,101)    (489,251)
   Interest received..............................       1,322          821
   Interest paid..................................      (5,393)      (5,908)
   Income taxes paid..............................        (800)        (800)
                                                     ---------    ---------

      Net cash used in operating activities.......    (283,923)    (797,712)
                                                     ---------    ---------

Cash flows from investing activities:
   Increase in loan receivable - shareholder......     (11,322)      (7,052)
   Decrease in loan payable - shareholder.........           0      (26,773)
   Increase in office furniture & equipment.......           0       (3,117)
                                                     ---------    ---------

      Net cash used in investing activities.......     (11,322)     (36,942)
                                                     ---------    ---------

Cash flows from financing activities:
   Increase in loans payable......................     317,276       43,069
   Increase in deferred stock acquisition costs...     (76,938)     (43,221)
   Increase in debt issuance cost.................           0      (43,725)
   Increase in stock acquisition cost.............           0      (37,193)
   Increase in common stock.......................           0      216,703
   Increase in notes payable......................           0      683,500
                                                     ---------    ---------

      Net cash provided by financing activities...     240,338      819,133
                                                     ---------    ---------


Net decrease in cash                                   (54,907)     (15,521)

Cash at beginning of period                             24,526       26,490
                                                     ---------    ---------

Cash overdraft balance at end of period              $ (30,381)   $  10,969
                                                     =========    =========

                    See notes to the financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)
                      STATEMENT OF CASH FLOWS (CONTINUED)
                            (Compiled Without Audit)




                                              SIX MONTHS ENDED DECEMBER 31,
                                              -----------------------------
                                                   1996          1995
                                                ----------   ------------
Reconciliation of net loss to net cash
   used in operating activities:

Net Loss.....................................   $(647,192)   $(1,275,385)
                                                ---------    -----------

Adjustments to reconcile net loss
   to cash provided by operating
   activities:
      Depreciation and amortization..........      31,868          6,502
      Non-cash compensation..................     125,000        125,000

(Increase)/decrease in accounts receivable...        (682)           339
Increase in accounts payable.................      47,018        149,493
Increase in accrued expenses.................      94,140        194,716
Increase in interest payable.................      46,636         10,540
Increase/(decrease) in deferred revenue......      19,289        (10,606)
Decrease in deposits.........................           0          1,689
                                                ---------    -----------

         Total adjustments...................     363,269        477,673
                                                ---------    -----------

Net cash used in operating activities........   $(283,923)     $(797,712)
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


C.  NOTES PAYABLE:

    Notes Payable are comprised of the following:

    1.     Note payable is a convertible subordinated note in the amount of $125,000, payable in four equal quarterly installments beginning March 31, 1997 and ending December 31,
           1997.  Interest accrues at a rate of 6% per annum and is payable in quarterly install ments beginning March 31, 1997.  The holder of this note has the option, at any time, of
           converting the note balance into common stock, as defined in the note agreement.             $125,000

    2.     Two (2) terms, payable on March 31, 1998. Interest accrues at a rate of 6% per annum and is payable in quarterly installments beginning March 31, 1997. The holder of these notes has the option, at any time, of converting the note balance into common stock, as $50,000 notes payable, each having its own agreement, both having the same defined in the
           note agreement.                                                                               100,000

    3.     Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   50,000

    4.     Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   50,000

    5.     Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   50,000

    6.     Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   50,000

    7.     Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   35,000



    8.     Note payable in four equal quarterly installments beginning March 31, 1997 and ending
           December 31, 1997.  This loan bears interest at a rate of 6% per annum and is payable quarterly beginning March 31, 1997.  The note holder has the option of converting the
           note balance into common stock, as defined in the note agreement.                               25,000

    9.     Note payable in four equal quarterly installments beginning March 31, 1997 and ending
           December 31, 1997.  This loan bears interest at a rate of 6% per annum and is payable quarterly beginning March 31, 1997.  The note holder has the option of converting the
           note balance into common stock, as defined in the note agreement.                               12,500

    10.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   150,000

    11.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    65,000

    12.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    50,000

    13.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    50,000

    14.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    50,000

    15.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    50,000

    16.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    50,000

    17.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    50,000

    18.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    37,500

    19.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                    30,000


    20.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    21.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    22.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    23.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    24.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    25.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    26.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    27.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   25,000

    28.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   19,207

    29.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   18,500

    30.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                   12,500


    31.    Note Payable in eight equal quarterly installments beginning June 30, 1997 and ending
           March 31, 1999.  This loan bears interest at a rate of 7% per annum and is payable quarterly beginning June 30, 1997.  The note holder has the option of converting the note
           balance into common stock, as defined in the note agreement.                                      12,500
                                                                                                          ---------
               Total convertible notes                                                                    1,342,707

           Note payable in monthly installments of $1,000 beginning August, 1994.  This loan bears
           interest at a rate of 10% per annum, and is currently due in full.                                11,456
                                                                                                          ---------
                                                                                                         $1,354,163
                                                                                                         ==========

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From inception in June 1992 to December 31, 1996, Tomorrow's Morning, Inc. (the "Company") has incurred an aggregate of $5,771,569 in operating losses.
For the six months ended December 31, 1996, revenues were $17,057 and the Company experienced a net loss of $(647,192), as compared to revenues of $56,836 and a net loss of $(1,275,385) for the six months ended December 31, 1995. In addition, for the quarter ended December 31, 1996, revenues were $10,523 and the Company experienced a net loss of $(336,908), as compared to revenues of $29,774 and a net loss of $(529,967) for the quarter ended December 31, 1995. Up to this point, the Company has been limited in its ability to increase its sales due to (i) lack of working capital, (ii) the early stage development of its products, (iii) limited market awareness and (iv) a relative lack of history compared to its competitors in the marketplace. The Company believes that the financial resources provided by its initial public offering (the "IPO") will enable it to accelerate its growth by investing in appropriate marketing, product development and staffing. See "Subsequent Events" below. The addition of qualified staff will enable the Company to significantly expand the marketing of its "Adopt-a-School" program to corporations and non-profit foundations, plus develop new products and/or extend its existing product into new markets. In addition, having achieved several years' continuous publication of its Tomorrow's Morning newspaper (the "Newspaper"), the Company is believed to be a much more credible and attractive partner for larger, more established companies desiring to enter into joint-marketing ventures. The increased financial resources of the Company resulting from the IPO will also enhance its ability to enter into such strategic alliances. The Company has, however, sustained, and is currently sustaining, substantial losses, which are expected to continue for at least the short term as the Company's expenses continue to greatly exceed its income. In order to move from losses to profitability, the Company will need to achieve some or all of the following milestones: (i) the formation of strategic alliances for cooperative marketing and distribution of the Newspaper to schools nationwide, plus development of complementary products; (ii) completion of the SCOOP(TM) CD-ROM journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of schools; (iv) getting one or more television shows, or interstitial "Kids' News" spots, on the air; and (v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company's intended use of the net proceeds of the IPO has been developed to help achieve those milestones.

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

     Costs and Expenses. Costs and expenses decreased to $347,431 during the three months ended December 31, 1996, from $559,741 during the three months ended December 31, 1995. The bulk of this approximately 38% decrease was the result of the elimination of the advertising and promotional costs associated with the Fall 1995 Marketing Campaign (approximately $330,000).

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

     Net Loss. The Company experienced a net loss of $(336,908) for the three-month period ended December 31, 1996, an approximately 36% decrease from the $(529,967) net loss sustained in the three months ended December 31, 1995. The decrease in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by the increase in interest expense.


   Six Months Ended December 31, 1996 and December 31, 1995

     Revenues. Revenues for the six-month period ended December 31, 1996 were $17,057, as compared to $56,836 for the corresponding period in 1995. This approximately 70% decrease in revenues was primarily the result of the lack of a formalized marketing effort in 1996, as compared to the Fall 1995 Marketing Campaign.

     Costs and Expenses. Costs and expenses decreased to $664,249 during the six months ended December 31, 1996, from $1,332,221 during the six months ended December 31, 1995. The bulk of this approximately 50% decrease was the result of the elimination of the advertising and promotional costs associated with the Fall 1995 Marketing Campaign (approximately $330,000).

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

     Net Loss. The Company experienced a net loss of $(647,192) for the six-month period ended December 31, 1996, an approximately 49% decrease from the $(1,275,385) net loss sustained in the six months ended December 31, 1995. The decrease in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by the increase in interest expense.


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

     The Company has a number of specific plans for the use of a large portion of the net proceeds of the IPO. Such use of net proceeds should, in time, provide increased funds from operations through avenues such as (i) bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery,
(ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP (TM) CD-ROM game/learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising, (iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and (vi) revenues from direct sales and licensing royalties of Company-related merchandise, although it should be noted that the Company's ability to generate funds from such sources will not occur for quite some time, if ever. The Company believes that, once available, this "blend" of revenue sources derived from the Newspaper and its related products and services will allow the Company to achieve profitable operations. There can, however, be no guarantee that the Company will be able to achieve or sustain significant revenues or profitability; in fact, the Company does not expect to become profitable until it develops a blend of revenue sources, which can be derived only from significant commercial acceptance of a variety of its proposed products and services.


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

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOMORROW'S MORNING, INC.



May 20, 1997                  By:    STEVEN RAFT
                                     -----------
                                     Steven Raft,
                                     Chief Financial Officer

                                 EXHIBIT INDEX


                                                         SEQUENTIALLY
EXHIBIT NUMBER                 DESCRIPTION               NUMBERED PAGE
-----------------   ----------------------------------   -------------

     11             Computation of earnings per share.              21

     27             Financial Data Schedule.                        22