Form 10KSB
period 1997-06-30
TOMORROWS MORNING INC
filed 1997-09-29
CIK 1004400

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                  FORM 10-KSB

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  June 30, 1997

     OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  to

     Commission file number  0-29050

                           TOMORROW'S MORNING, INC.

                 (Name of small business issuer in its charter)

        CALIFORNIA                                            95-4379805
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

125 SOUTH BARRINGTON PLACE, LOS ANGELES, CALIFORNIA                 90049
    (Address of principal executive offices)                     (Zip Code)

ISSUER'S TELEPHONE NUMBER:                                   (310) 440-2778

        Securities registered under Section 12(b) of the Exchange Act:

      TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
             None                                  None


        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, no par value
                               (Title of Class)
Redeemable Common Stock Purchase Warrants, exercisable at $6.50 per share until
                               February 10, 2000
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]    No  [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes  [_]    No  [X]

Issuer's revenues for its most recent fiscal year (ended June 30, 1997) were $38,166.

The aggregate market value of the 2,262,070 shares of voting stock held by nonaffiliates of the issuer, based upon the average bid and asked price of such stock on September 15, 1997, as reported by the Nasdaq SmallCap Market, was approximately $11,350,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the issuer's Common Stock on September 15, 1997 was 2,785,998.

DOCUMENTS INCORPORATED BY REFERENCE                   NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  [_] YES  [X] NO

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Tomorrow's Morning, Inc. (the "Company") could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

COMPANY BACKGROUND AND PHILOSOPHY. The Company was founded to develop and publish a children's newspaper and engage in various other publishing, video, electronic, multimedia and merchandising lines based on that newspaper. As a first step in achieving its goals, the Company currently publishes Tomorrow's Morning (the "Newspaper"), a weekly newspaper for children ages 8 to 14. The Company's basic operating philosophy can be summarized in the fusion of three concepts: (i) doing well by doing good, (ii) developing multiple, synergistic sales through existing and newly developing marketing channels and (iii) addressing a major market need/opportunity. The Company's goal is to enhance the education and world-view of children in the United States while simultaneously building a profitable, multi-product business.

The Company believes that there is a clear need for a children's weekly newspaper and innovative multimedia products in the United States. Given the evidence that American children are not very well-informed or knowledgeable about the world, and that newspaper readership is dramatically declining (especially among the younger age groups), the Newspaper is based on the premise that an independent, authoritative paper written for children can make a difference. In June 1990, the Times Mirror Center for the People and the Press published a survey entitled "The American Media: Who Reads, Who Watches, Who Listens, Who Cares." Its various studies revealed that young Americans, 18 to 30, know less and care less about news and public affairs than any other generation of Americans in the past 50 years. By getting to children earlier (when they're 8 to 14), the Newspaper can help to change that.

Le Journal des Enfants ("LJDE"), the inspiration for the Newspaper, has flourished in France since its founding in 1985. It has 180,000 subscribers and over 550,000 readers, mostly children. Through a personal visit to study its operation in August 1991, and consultation with LJDE's management, the Company has translated the best of LJDE's experience and success to its own American-tailored formulation.

The Company has also studied a substantial body of research on moral development during preadolescence. Since news and current affairs are absent or remote in the lives of most 8- to 14-year olds, connections must be made to their personal concerns. In the Company's opinion, children in this age group begin to develop communal attitudes of empathy and reciprocity, and providing news information at this stage can truly create a sense of shared experience. As they move from self-absorption to caring and compassion for others, the Newspaper is there as a conduit for them to experience with other children. Given the increase in a child's cognitive capabilities during this developmental period, the Newspaper and its proposed family of products are in a position to not only establish "brand loyalty," but also to help children really learn about the world.

The Company believes the main reason for the current growth in children's magazines is the growing number of well-educated parents and grandparents who want to give every advantage to their children and grandchildren. As a result, the Newspaper and the product lines to be derived from it are designed to fill that need. At the same time, by promoting the Newspaper and its planned CD-ROM spin-offs as an interactive enterprise between parent and child, the Company can address what is considered by teachers to be the most serious school problem: parents' low involvement in their children's education.

The Company believes that the Newspaper, its Reading Partners Program Adopt-a-School Program, its SCOOP(TM) journalism game now being developed, its potential TV show(s), its on-line interactive publishing activities, and its proposed ancillary publishing (such as supplemental educational materials, calendars, posters, playing cards and games), as described below, will also address what it believes to be another fundamental need in the marketplace: that society needs children who are socially competent, who know how to learn and have confidence in their learning ability.

The Company was incorporated in California in June 1992. The Company's principal executive office is located at 125 South Barrington Place, Los Angeles, California 90049, and its telephone number is (310) 440-2778. The Company maintains a homepage on the World Wide Web at http://www.morning.com.

CURRENT BUSINESS - BUSINESS IN OPERATION. The Company publishes the Newspaper, copies of which are currently distributed weekly to homes and schools (when in session) throughout North America and abroad. Founded in 1992, the Newspaper is a weekly four-page, full-color home/school delivery newspaper published expressly for children between 8- and 14-years old. Recognizing what it believes to be a previously unaddressed niche, the Newspaper provides the news to its targeted audience in a unique fashion, at once serious and informative, fun, "cool" and irreverent. The Newspaper's unique "voice" and format have been developed, refined, tested and well-received, and it has been the subject of articles in The New York Times, Los Angeles Times, Rocky Mountain News, Washington Post, Cleveland Plain Dealer, Child, Parenting, Family Life, School Library Journal, The Dallas Morning News and John Naisbitt's Trend Letter. It has also received national recognition in the Columbia University Media Studies Journal, and its graphic format was cited in Designing for Children, by Steven Heller, senior art director of The New York Times. In addition, the "Kidstocks" section of the Newspaper received "Distinguished Achievement Awards" for 1996 and 1997 from the Educational Press Association of America, an independent association of some 2,500 educational periodicals and interested individuals that promotes the interests of educational communication. The Newspaper was also the winner of a 1996 "Parents' Choice Group Magazine Award" from Parents' Choice, a non-profit consumer guide which annually, through groups of parents, children, teachers, librarians, psychologists with advice from pediatricians, safety experts and others who care about children, selects the year's top children's toys, books, videos, computer programs, audios, magazines, TV programs and rock/pop music.

The Newspaper has formed an eight-person Advisory Board composed of the following persons:

  DR. GERALD LESSER - Bigelow Professor of Education and Developmental Psychology, Harvard University; Chairman of the Board of Advisors for the Children's Television Workshop.

  PEGGY CHARREN - Founder and former president of Action for Children's Television (ACT); Visiting Scholar in Education at Harvard University's Graduate School of Education.

  DR. CAROL D. BERKOWITZ - Director, Pediatric Clinic and Group Practice, Harbor/ UCLA Medical Center and Professor of Clinical Pediatrics, UCLA School of Medicine.

  GARRY MARSHALL - Writer, director.

  SUSIE BUFFETT - Activist for children's education opportunities.

  BEATRICE D'IRUBE - Founder and Publisher of LJDE.

  GEORGE FOREMAN - World Heavyweight Champ, actor, children's rights advocate.

  HECTOR ELIZONDO - Actor, human rights activist.

From time to time, the Newspaper calls upon members of the Advisory Board for counsel in their specific areas of expertise and experience.

Using the Macintosh Desktop Publishing system, the Newspaper is written and designed weekly at the Company's offices in Los Angeles. Its weekly edition is printed in Silver Spring, Maryland and its biweekly classroom edition is printed in Florence, Kentucky. The editorial and art of each issue of the Newspaper, plus special features for on-line readers, also are available at the Company's site on the World Wide Web (http://www.morning.com). The Company has also published "special editions" of the Newspaper, which it intends to continue doing for specific corporate or philanthropic clients. "Special editions" of the Newspaper can either be editions of the regular paper, but emblazoned with a client company's logo (i.e., "Brought to you by . . ."), or, more generally, a single-theme or topic "insert" of two to four pages, underwritten by a client company or organization, in either case with distribution through the Company's channels and/or the client's own distribution channels. In the past, the Company has produced special editions for Patagonia, The Body Shop and MCA/Universal Home Video.

The Company contracts with Starbright Graphics, Inc. (a shareholder of the Company) as its agent for printing both the home and classroom editions of the Newspaper, plus ancillary materials such as the classroom teacher's guide, promotional flyers, subscriber correspondence and subscription cards. The home and classroom editions are produced in the same format, but on different schedules. Material published in the home edition is selected for inclusion in the classroom edition, which consists of a series of 16 issues. The terms of the Company's relationship with Starbright Graphics, Inc. specify that Starbright Graphics, Inc. has a right of first refusal to provide printing services for the Company for so long as it is a shareholder.

The Newspaper's paid circulation is a blend of home and school subscriptions. The Newspaper is sold through home subscriptions at the rate of $16.17 for a 33-week "introductory" subscription and $24.95 for a full year subscription.
School subscriptions are $2.90 per student for 16 issues during the September to June school year. Subscriptions are also sold through the Company's Reading Partners Program, which establishes school or class sponsorships (at the rate of $350 per class for a 40-week school year, plus teacher's guide) whereby an individual, group or company "adopts" a class or school and underwrites the cost of delivery of the Newspaper for the school year. Starting from zero in 1992, the Company now has approximately 200,000 subscription orders (subject to the potential for cancellation or nonrenewal). As of September 15, 1997, the Newspaper was distributed in all 50 states, plus Canada, Mexico and abroad. At that time, over 90% of the Newspaper's circulation was to schools. Sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of the Company's revenues since inception. To the extent that sales of the Newspaper are directed at schools, such business is seasonal, with most sales taking place between September and June. Seasonality is not believed to be a factor with non-school sales.

Bloomberg Financial Markets, a leading financial news network and publisher ("Bloomberg"), is sponsoring the Newspaper's "Kidstocks" column in print and on-line, with anticipated reciprocal links between Bloomberg's and the Company's websites. The Newspaper also is featuring a special Internet column by Yahooligans!(TM), possibly the largest, most well-known and most-visited directory of children's resources on the World Wide Web, in both the print and on-line versions of the Newspaper. The Company is also providing content to Yahooligans!(TM) (see "Potential Future Products and Services" below).

CURRENT BUSINESS - BUSINESS IN DEVELOPMENT. The Company is developing a CD-ROM journalism game called SCOOP(TM), an innovative learning system that will be interactive and synergistic with the Newspaper and the Company's other potential products, including on-line services, books and TV show(s). SCOOP(TM) calls upon its players to take on progressively more complex investigative reporting assignments, as they move up the ladder of an imaginary newspaper - from cub reporter to city desk to foreign bureau to Pulitzer Prize. The game is being created under the direction of Robit Hairman, who produced "The Brief History of Time" CD-ROM. Ben Bradlee, formerly Editor of The Washington Post, plays the "Editor" in SCOOP(TM). Within a personal computer screen environment, players navigate, investigate, interview, conduct research and file stories using a natural language engine that will allow the players to "speak" with the characters. The game will run on either PC or Macintosh platforms, and is designed to interact via the Internet with the Company's website and server for research, content updates and publishing of stories. It will be synergistic with the Newspaper in the sense that it will use the Tomorrow's Morning theme as its context, share content and formatting with the Newspaper, and will be aimed at the same audience. Also, the game will be described and promoted, and players may be interviewed, in the Newspaper and on the Company's website. As of September 1, 1997, the game has been designed, most of the stories have been outlined (and some are largely complete), the "look and feel" has been created, 3-D environments have been developed, a demonstration program has been completed, and original characters have been created. Ben Bradlee has also been filmed in the "Editor" role, and filming of Larry King as himself is scheduled.

POTENTIAL FUTURE PRODUCTS AND SERVICES. The Company has established its own site on the World Wide Web, where it electronically posts the Newspaper each week and where it intends to provide a whole range of activities, services, games, features, content and interactive elements. The Company plans to use its website to offer an archive of articles, artwork and features from past Newspaper issues, plus supplemental resources, accessed via a "search engine" according to topic and keywords. In addition, it is planning to enable children to engage in real-time games together across the Internet, collaborate on creative story-writing, post local news stories, view and contribute to an on-line art gallery, create and send electronic postcards and animations to each other, and receive automated e-mail greetings on special occasions. The Company also plans to host special on-line interview sessions with celebrities and journalists. The website will also feature a Tomorrow's Morning on-line store, where children and parents can order subscriptions to the Newspaper, other products created by the Company and additional products.

The Company and Yahooligans!(TM), the children's division of Yahoo!, the largest directory on the Internet, are developing a facility for providing news content daily for children on the Yahooligans!(TM) website, with direct links to the Company's website. The Company also has agreed to establish reciprocal links between its website and Social Studies School Service's website at www.socialstudies.com, and is in discussions with a number of other organizations regarding cross-linking with their sites, with the objective of increasing awareness of the Company's products and services in the marketplace. In addition, the Company plans to create a special site on-line for interaction with the SCOOP(TM) game, providing updated content, research resource materials and "chat" sessions for players of the game.

It is anticipated that revenue from the Company's website may in the future be derived from on-line merchandising, advertising and sponsorships.

The Company is presently marketing a concept for a TV show based on the Newspaper. Creative Artists Agency, a leading talent agency, is representing the Company in those marketing efforts. The proposed TV show describes the adventures of a group of 14-, 15- and 16-year olds who create a "webzine" for kids. In each episode, the cast goes out to find the story - find the truth - and ideally learn something about what they're going after, as well as something about themselves. The show is being developed as a 30-minute live action production, with Tomorrow's Morning staff and TV writer/producer Dan Funk working on creating the show. The Company has already met with representatives of The Disney Channel and the Warner Bros. Network and it is anticipated that the show will be presented to additional broadcast and cable networks.

A source of revenue in the future, tapping the Company's projected circulation base and others exposed to the Company, may be a wholly-owned or joint-venture merchandising division, offering "Tomorrow's Morning" and SCOOP(TM) logo items, clothing, characters, a SCOOP(TM) "Reporter's Kit," software, print materials, back-to-school items and promotional packages.

The Company also plans to develop various "ancillary" publishing products, which may include printed materials such as supplemental educational materials, calendars, posters, playing cards and games. Such products may also include topical guides, anthologies and books which are derived either from material already published in the Newspaper or new material, written by the Newspaper's staff, its readers, or outside authors under contract.

Additional products and revenue-generating items may include follow-on CD-ROM games (eventually comprising a family of products based on the general approach of the first, but specializing in specific subject areas), books, additional TV shows (such as a specific "news to kids" show), sponsored one-minute interstitial news "flashes" televised between shows on Saturday mornings, licensing of "Tomorrow's Morning" characters, and a series of corporate-sponsored Newspaper inserts with varied distribution channels and target audiences. Based on an assessment of demand, the Company may also create a separate version of the Newspaper for the lower elementary age group (tentatively named "Tomorrow's Dawn").

The foregoing notwithstanding, there can be no assurance that any additional products or services will be developed.

MARKETING AND EXPANSION STRATEGY. The Company currently markets the Newspaper through advertising, telemarketing and direct mail solicitations to school teachers in the upper elementary and middle school grades. It also capitalizes on relationships and referrals for marketing to corporations and foundations with an interest in sponsoring distribution of the Newspaper to schools, and utilizes catalog agents for public library sales. For sales of home subscriptions, it has marketed through American Express credit card magazine offers, Reader's Digest school marketing programs, its website, and public relations and referrals. The Company intends to continue to aggressively market the Newspaper to various target audiences through a number of means. The Company also may in the future launch targeted direct mail and telemarketing campaigns to venues where children gather, such as family-practice doctors' offices, orthodontists' and dentists' offices, pediatric wards, and after-school "day-care" programs. It may also in the future create differentiated "home" and "school" editions, with the home editions marketed via direct mail to targeted demographic areas, and home or school editions marketed to "home schoolers."

The Company has, from time to time, received sponsorship for the Newspaper from major corporations, individuals and foundations. The Company will continue to seek to develop strategic alliances with a number of high-profile companies (in various industries), foundations and individuals around the country, based in many cases on long-standing relationships with the Company that have been maturing over the course of the Company's operating history. An example is the Company's alliance with EduCap, Inc. (formerly known as University Support Services), a non-profit organization and the country's largest provider of private education loans, which has access to thousands of corporate sponsors, including about 30% of the Fortune 500 companies. Such alliances may be collaborative, with both parties underwriting the cost and sharing the revenues from activities jointly entered into, such as the creation of new supplemental educational materials or a CD-ROM game. They may also be contractual, as with publishing and distribution projects (such as the Company has done for Patagonia and MCA/Universal Home Video), with the Company being paid a fee for creation, printing and distribution. In addition, these alliances may be in the form of sponsorships, whereby one or several companies, or a combination of companies and non-profit organizations, sponsor delivery of the Newspaper to schools, such as is currently being undertaken by Amblin/DreamWorks SKG for schools in selected areas around the country. There can, however, be no assurance that any such alliances will continue to be developed.

The Company plans to add staff and develop and launch additional, synergistic products (as described above), with the objective of achieving multiple potential sales to each of its customers. The Company is presently in discussions with a variety of distribution and sponsorship partners with respect to certain of the proposed products. The Company anticipates marketing its products through multiple channels, including direct mail, telemarketing, distribution alliances to specific markets (e.g., schools), its World Wide Web site, product offers and catalogs bundled with the Newspaper and the Company's other products, retail outlets, and special joint-venture marketing. For example, buyers of SCOOP(TM) will become potential subscribers to the Newspaper, and the game will also be marketed and sold on the World Wide Web. The Company may also engage in discussions with major technology and entertainment companies to explore development and marketing synergies for SCOOP(TM). When development is completed, the Company will seek to market this product through various channels, including retail distribution through major national outlets, mail order companies and in a demo version bundled with other products. The Company is also in discussions with a number of major game publisher-distributors regarding additional marketing ventures, as well as extensions of the game's concepts and technology into new subject areas. SCOOP(TM) will also be marketed through the Newspaper's circulation base, using direct mail and/or response cards in the Newspaper.

Where opportunities and resources allow, the Company may consider expansion through acquisition of appropriate products and/or companies in related markets in order to accelerate growth and/or secure its competitive position.

MATERIAL CONTRACTS AND SUPPLIERS. Several of the Company's personnel are consultants. In addition, two others are provided on a project-by-project basis by School Market Sales Management of New York under contract with the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act - Significant Personnel."

The Newspaper's circulation management, subscriber "fulfillment" (i.e., preparation of mailing labels, order processing, etc.) and billing are currently provided under contract with Starbright Graphics, Inc. in New York and Specialized Fulfillment Services in Ohio. Such contracts can be canceled at any time upon reasonable notice by either party.

The Newspaper is written and designed weekly at the Company's offices. The home delivery editions are currently printed at Presstar in Silver Spring, Maryland, and the classroom editions are printed at Nielsen Ohio Valley Litho, in Florence, Kentucky, with oversight by Starbright Graphics, Inc. as the Company's agent (which has a right of first refusal to provide printing services for the Company for so long as it is a shareholder of the Company). The materials used to print the Newspaper (paper and ink) are readily available from a variety of sources, with the only variable being price, which can be volatile as to paper.

The SCOOP(TM) journalism game, is being developed for the Company by Robit Hairman under a Software Development Agreement. Upon completion of the game, Mr. Hairman will receive a 33% royalty on "product revenues" (as defined in the agreement) after reimbursement of Company costs, repayment of capital investment and a priority payment to the Company and/or other parties providing the capital investment. Should the Company desire to develop a new version of the game, Mr. Hairman has a right of first refusal to provide his full-time development services on terms no less favorable than in the original agreement. Should Mr. Hairman desire not to participate in the development of a new version of the game (as defined in the agreement), he will receive royalties on that version at one-half the rate he was receiving on the preceding version. In no event will Mr. Hairman receive royalties with respect to the game if he fails to provide maintenance services as specified in the agreement for three years after its completion. Under the terms of the agreement, the Company can terminate Mr. Hairman's services "for cause" without further obligation to him. The agreement can also be terminated by the Company without "cause" prior to completion of a "Beta" testing version, but only if game development is discontinued altogether and Mr. Hairman is paid for work performed up to the termination date. As specified in the agreement, the Company owns all title and proprietary rights in the game that are developed or created by Mr. Hairman or his subcontractors. The principal materials and components to be used in the Company's proposed CD-ROM title(s) include computer media, packaging and user manuals. Manufacturing involves the duplication of computer media and user manuals, assembly of components, sample testing the product and final packaging. The Company will rely upon third parties to manufacture components of its CD-ROM products and assemble completed packages in accordance with the Company's specifications.
The Company believes that there is an adequate supply of and source for the raw materials used in such products and that multiple sources are available for manufacturing and assembling such products.

PROPRIETARY RIGHTS, TRADEMARKS AND COPYRIGHTS. The copyright laws of the United States and most foreign countries grant legal protection to "original works of authorship" and provide substantial civil and criminal sanctions for unauthorized duplication and publication of items such as the Newspaper, CD-ROM titles, books and television shows. The Company plans to take all appropriate measures to secure copyright protection for its products under the laws of all applicable jurisdictions.

The Company holds registered trademarks for the name "Tomorrow's Morning" and its logo. SCOOP(TM), NEWSFLASH(TM), KIDTERNET(TM), and BORN TO READ(TM) are also trademarks of the Company. The domain names morning.com, tomorrowsmorning.com, scoopgame.com, scoopville.com, blindjoe.com and scoopclub.com have been registered with Network Solutions, Inc., the Internet domain naming authority.

COMPETITION. For the 8- to 14-year old age group comprising its target market, the Company's principal print publishing competitors marketing direct to schools include The Weekly Reader, the Scholastic group of magazines, and Time for Kids. Those products are published by companies much larger than the Company, with significantly greater financial, marketing and other resources. The Weekly Reader and Scholastic have long been in schools, and Time for Kids entered the market two years ago. In general, these three large publications compete "head-to-head" for subscribers and market share.

In terms of weekly home-delivery, while there are presently no direct competitors, growth of existing or new products may impede the Company's growth in its target market. Indirect competitors (nearly all monthlies) competing for sales in the home market for 8- to 14-year olds include Sports Illustrated for Kids (sports), Nickelodeon (general humor), National Geographic World, Disney Adventures, Cobblestone (literature), American Girl, Zillions (consumer information), and many others, covering a wide variety of subjects. While it is unlikely that any of these will either commence weekly delivery or change to incorporate current news, such moves could encroach on the Newspaper's growth potential.

Despite recent high growth rates of subscribership to on-line services and Internet service providers in general, the Company's current and pending activities on the World Wide Web face increasing competition from the addition of more child-oriented content providers or expansion of existing competitors for the attention of children in the Company's target age group. In electronic format, the Newspaper currently competes with Disney Adventures, Time, National Geographic World and others.

Competition among CD-ROM titles is intense, and involves many large, established companies such as Broderbund, Microsoft, Maxis, The Learning Company, Davidson, LucasArt, Sony and ImageSoft, among others. The technologies to (i) produce and distribute in a timely fashion high quality time-sensitive printed material using desktop publishing techniques and (ii) distribute and make graphic and text information accessible through speedy and universal on-line services, have allowed for CD-ROM games with links to interactive on-line, and on-screen, multimedia sources of content. While the Company believes that this will give its CD-ROM game(s) a distinct competitive advantage by being innovative as a learning system, with unique content, multimedia synergies and marketing programs, competition for shelf space is intense. As a result, there can be no guarantee that the Company's product(s) will be successful in gaining prominent and sufficient shelf space in the retail market.

Despite the need of TV networks for "FCC friendly" (i.e., quality) children's programming, the children's TV market is intensely competitive. As a result, there can be no guarantee that the Company will succeed in getting (and keeping) its show(s) on the air.

At this time, it is difficult to predict the extent and nature of the competition which will be faced by the Company's other proposed product lines (e.g., ancillary publishing and merchandising). However, in certain of those lines (such as merchandising) competition tends to be intense.

PERSONNEL. The Company presently has six employees, all of whom are full-time. Two of the full-time employees are the Company's executive officers, with three more in administration and one more in sales and marketing. In addition to its employees, the Company will continue to retain various advisors and consultants with respect to marketing and public relations. The Company believes that it maintains an excellent relationship with its personnel.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's executive office is located in leased premises of approximately 4,600 square feet. The lease commenced on July 1, 1997 and continues until June 30, 2001, with monthly rent of $7,130 beginning September 1, 1997 (subject to annual base rent increases of 3% commencing July 1, 1998). The Company's President has personally guaranteed the Company's performance under the lease pursuant to an agreement that expires after the second year of the lease. The Company expects that this space will be sufficient for the Company's executive offices for the foreseeable future.

The Company also leases a small satellite office in Ann Arbor, Michigan. The one year lease commenced in May 1997 and provides for rent of $252 per month.

In the opinion of management, the Company's properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings. As to a pending proceeding which management does not consider material, see Note 4 to the Financial Statements included in Item 7 below.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION. The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "TOMM," and has been so traded since four days after the completion of the Company's initial public offering. Prior to the offering, there was no public trading market for the Company's equity securities. In addition, warrants to purchase up to 900,000 shares of the Company's Common Stock are traded on the Nasdaq SmallCap Market under the symbol "TOMMW." The terms of the warrants provide that one warrant plus $6.50 are required to purchase one share of the Company's Common Stock. Commencing January 1, 1998, at the Company's option, the warrants are redeemable for $0.35 per warrant upon at least 15 days notice to the warrant holders if the closing price of the Common Stock has been at least $6.50 for a period of 30 consecutive trading days ending within 15 days of the date the notice of redemption is mailed. The warrants expire on February 10, 2000.

The following table sets forth the quarterly high and low bids for the Company's Common Stock as reported by the Nasdaq SmallCap Market since the beginning of public trading:


  FISCAL YEAR 1997                                 HIGH *    LOW *
                                                   ------    ------

  Third Quarter (starting March 17th)............  $6.000    $4.500
  Fourth Quarter.................................  $6.000    $1.250

Fiscal Year 1998

  First Quarter (through September 15, 1997).....  $5.250    $1.250

------------------

  * These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


HOLDERS OF RECORD. As of September 15, 1997, there were 64 holders of record of the Company's Common Stock and 55 holders of record of the Company's warrants.

DIVIDENDS. The Company has never paid any cash dividends on its Common Stock. It presently intends to retain earnings and capital for use in its business and does not expect to pay any dividends in the foreseeable future. Any payment of cash dividends in the future on the Common Stock will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions under debt obligations, as well as other factors that the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES.

On April 14, 1997, the Company issued 50,000 shares of Common Stock and warrants for another 50,000 shares of Common Stock to an individual as partial consideration for providing public relations consulting services (subject to forfeiture on a pro rata basis for early termination of the services under certain circumstances). The warrants have an exercise price of $4.00 per share and are exercisable until April 13, 1998. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved.

On April 15, 1997, the Company issued 5,000 shares of Common Stock to an individual as partial consideration for providing legal services. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved.

On April 30, 1997, the Company issued options for 86,714 shares of Common Stock to Manhattan West Incorporated as partial consideration for providing consulting services. The options have an exercise price of $2.015 per share and are exercisable until September 30, 2000. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified below in "Overview."

OVERVIEW. From inception in June 1992 to June 30, 1997, the Company has incurred an aggregate of $8,080,056 in operating losses. For the fiscal year ended June 30, 1997, revenues were $38,166 and the Company experienced a net loss of $2,955,679, as compared to revenues of $112,672 and a net loss of $2,642,296 for the fiscal year ended June 30, 1996. Until recently, the Company has been limited in its ability to increase its sales due to (i) lack of working capital, (ii) the early stage development of its products, (iii) limited market awareness and (iv) a relative lack of history compared to its competitors in the marketplace. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company sold 1,167,277 shares of Common Stock and 900,000 Common Stock Purchase Warrants (the "Warrants"), resulting in net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, in addition to the losses noted above, the Company continues to sustain substantial losses, which are expected to continue for at least the short term as the Company's expenses continue to greatly exceed its income. In order to move from losses to profitability, management believes that the Company will need to achieve the formation of strategic alliances for cooperative marketing and distribution of the Newspaper to schools nationwide. The Company's future growth also depends on: (i) the development of complementary products; (ii) completion and successful marketing of the SCOOP(TM) journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program; (iv) getting one or more television shows, or interstitial news "flashes", on the air; and (v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company's intended use of the net proceeds of the IPO has been developed to help reach those goals.

RESULTS OF OPERATIONS.

YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996. Revenues for the fiscal year ended June 30, 1997 were $38,166 as compared to $112,672 for fiscal 1996. This approximately 66% decrease in revenues was primarily the result of the lack of a formalized marketing effort in fiscal 1997, as compared to the Company's nationwide telemarketing campaign and direct mail solicitation to schools and teachers in fiscal 1996 (the "Fall 1995 Marketing Campaign"). Costs and expenses increased to $2,881,718 during the year ended June 30, 1997 from $2,585,939 during the year ended June 30, 1996. The bulk of this approximately 11% increase was the result of the increased operational activity after the Company's IPO, including adding staff and additional marketing and consulting expenditures.

Total interest expense for fiscal 1997 was $141,482, as compared to $137,873 for fiscal 1996. This approximately 3% increase is attributable to the accrual of interest on $1,080,207 of the Company's 7% Convertible Notes sold during the period from September 1, 1995 to June 4, 1996 and amortization of related debt issuance costs. As a result of the IPO, all of the Company's convertible notes (6% Convertible Notes due 1996, 6% Convertible Notes due 1997 and 7% Convertible Notes due 1999) were automatically converted into 537,227 shares of Common Stock. As a result, all costs associated with those notes were appropriately charged to capital as of June 30, 1997.

For fiscal 1997, the Company experienced a net loss of $2,955,679, an approximately 12% increase from the $2,642,296 net loss sustained in the year ended June 30, 1996. The increase in net loss was primarily due to the factors described above with respect to costs and expenses.

YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995. Revenues for the fiscal year ended June 30, 1996 were $112,672, as compared to $66,331 for the prior year. This approximately 70% increase in revenues was primarily the result of additional Newspaper subscription sales. Costs and expenses increased to $2,585,939 during the year ended June 30, 1996, from $1,059,917 during the year ended June 30, 1995. The bulk of this approximately 144% increase was the result of an increase in circulation of the Newspaper (with corresponding increases in printing, postage, fulfillment and distribution costs), as well as costs associated with the Fall 1995 Marketing Campaign (approximately $330,000).

Total interest expense for fiscal 1996 was $137,873, as compared to $20,654 in fiscal 1995. This over six-fold increase was attributable to the accrual of interest on $1,080,207 of 7% Convertible Notes sold during the period from September 1, 1995 to June 4, 1996 and amortization of related debt issuance costs.

The Company experienced a net loss of $2,642,296 for the year ended June 30, 1996, an approximately 160% increase over the $1,015,040 net loss sustained in fiscal 1995. The increase in net loss was primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES. To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper (including the costs of the Fall 1995 Marketing Campaign) and the research and development of synergistic children's media products. Prior to the IPO, the Company's primary sources of financing were proceeds from the sale of Common Stock and certain promissory notes convertible into Common Stock, as well as various short-term loans. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper are directed at schools, such business is seasonal, with most sales taking place between September and June. Seasonality is not believed to be a factor with non-school sales.

In June 1997 the Company completed a test of its Fall 1997 nationwide direct response advertising campaign to schools and teachers which resulted in the Company receiving orders approximating $150,000 for approximately 50,000 subscriptions beginning in August and September 1997, none of which had been billed as of June 30, 1997. As of September 15, 1997, the Company's Fall 1997 direct response advertising campaign had generated orders for approximately 180,000 additional subscriptions. Based on the Company's past experience, it is expected that a portion of those subscriptions will eventually be canceled. While it is not presently known how much of this potential revenue will actually be realized, the results of the test are encouraging and may indicate a trend towards increased subscription revenue in the future.

As of June 30, 1997, the Company had current assets of $2,828,950, virtually all of which were derived from the IPO. The Company has a number of specific plans for the use of a large portion of the net proceeds of the IPO. Such use of net proceeds should, in time, provide increased funds from operations through avenues such as (i) bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery, (ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP(TM) game/learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising,
(iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as supplemental educational materials, calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and (vi) revenues from direct sales and licensing royalties of Company-related merchandise (although it should be noted that the Company's ability to generate funds from the above sources will not occur for quite some time, if ever). There can, however, be no guarantee that the Company will be able to achieve or sustain significant revenues or profitability.

The Company believes that its current cash balances and cash provided by operations, if any, are sufficient to meet its working capital needs through at least June 30, 1998. To the extent that existing funds and cash provided by future operations in periods beyond June 30, 1998, if any, are insufficient to fund the Company's planned and prospective activities, the Company will need to raise additional funds through bank borrowings, public or private debt or equity offerings, or otherwise. There can be no guarantee that such additional funding will be available on terms favorable to the Company or its shareholders, if at all.

If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. Management does not believe that this pronouncement will have a material impact on its earnings per share amounts when adopted in fiscal 1998.

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 130.

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS



Financial Statements:                                                      Page
                                                                           ----

  Report of Independent Accountants                                        13

  Balance Sheets as of June 30, 1997, and June 30, 1996                    14

  Statements of Operations for the Years Ended June 30, 1997 and
  June 30, 1996 and for the period from June 30, 1992 (Date of
  Inception) to June 30, 1997                                              15

  Statement of Shareholders' Equity for the period from June 30, 1992
  (Date of Inception) to June 30, 1997                                     16

  Statements of Cash Flows for the Years Ended June 30, 1997 and
  June 30, 1996 and for the period from June 30, 1992 (Date of
  Inception) to June 30, 1997                                              17

  Notes to the Financial Statements                                        18


                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders

Tomorrow's Morning, Inc. (A Development Stage Enterprise)

     We have audited the balance sheets of Tomorrow's Morning, Inc. (A Development Stage Enterprise) (the "Company") as of June 30, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1997, and for the period from June 30, 1992 (Date of Inception) through June 30, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our report of independent accountants dated November 11, 1996, except for Note 1 as to which the date was January 17, 1997, we expressed a qualified opinion that the 1996 financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 1996 financial statements, the Company had negative working capital and a shareholders' deficit at June 30, 1996, had experienced recurring losses and had negative cash flows from operations for the year ended June 30, 1996, and from inception to date. These factors raised substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1 to the 1997 financial statements, the Company completed an initial public offering ("IPO") of its common stock in March 1997. The completion of the IPO has created positive working capital and shareholders' equity. The Company's management believes that its current cash balances and cash provided by future operations, if any, are sufficient to meet its working capital needs through at least June 30, 1998. Accordingly, our present opinion on the 1996 financial statements, as presented herein, is different from that expressed in our previous report.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomorrow's Morning, Inc. (A Development Stage Enterprise) as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 and for the period from June 30, 1992 (Date of Inception) to June 30, 1997, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Sherman Oaks, California
August 25, 1997

                      TOMORROW'S MORNING, INC.
                  (A Development Stage Enterprise)
                           BALANCE SHEETS


                                                                      JUNE 30, 1997       JUNE 30, 1996
                                                                      -------------       -------------
                               ASSETS
Current assets:
Cash and cash equivalents                                             $  2,342,849        $     24,526
Accounts receivable                                                          5,380               2,258
Deferred offering costs                                                         -               75,805
Prepaid expenses                                                           480,721                  -
                                                                      ------------        ------------
Total current assets                                                     2,828,950             102,589
                                                                      ------------        ------------

Fixed assets, net of accumulated depreciation of $16,786
     and $9,369 respectively                                                52,769              15,242

Noncurrent assets:
Deposits                                                                    31,355               5,000
Debt issuance costs, net of accumulated amortization of $340,757
     and $73,162 respectively                                                   -              267,595
                                                                      ------------        ------------
Total noncurrent assets                                                     31,355             272,595
                                                                      ------------        ------------
                                                                      ------------        ------------
Total assets                                                          $  2,913,074        $    390,426
                                                                      ============        ============


           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accounts payable and accrued expenses                                 $    257,385        $    583,731
Interest payable                                                                -               62,576
Deferred revenue                                                            52,603              23,809
Contract payable                                                            31,114                  -
Line of credit                                                                  -               50,000
Loans payable                                                              264,299             199,299
Notes payable                                                                   -            1,354,163
                                                                      ------------        ------------
Total liabilities                                                          605,401           2,273,578
                                                                      ------------        ------------

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred Stock, No par, 1,000,000 shares authorized,
  no shares issued.
Common Stock, No par, 4,540,000 shares authorized, 2,785,998 and
     1,026,494 shares issued and outstanding respectively               10,484,681           3,268,800
Loan receivable - shareholder                                              (96,952)            (27,575)
Accumulated deficit                                                     (8,080,056)         (5,124,377)
                                                                      ------------        ------------
Total Shareholders' equity (deficit)                                     2,307,673          (1,883,152)
                                                                      ------------        ------------
                                                                      ------------        ------------
Total liabilities and shareholders' equity (deficit)                  $  2,913,074        $    390,426
                                                                      ============        ============

    The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)
                           STATEMENTS OF OPERATIONS

                                                                                         June 30, 1992
                                                        YEAR ENDED JUNE 30,           (Date of Inception)
                                                      1997              1996         through June 30, 1997
                                                  -----------       -----------      ---------------------
Revenue:
Subscription revenue                              $    38,166       $   112,672         $   330,719

Cost of Subscription Revenue:
Editorial, Production and Distribution                782,937           661,886           2,387,050

                                                  -----------       -----------         -----------
Gross margin                                         (744,771)         (549,214)         (2,056,331)

Operating expenses                                  1,907,281         1,832,053           5,434,901
Research and development                              191,500            92,000             283,500

                                                  -----------       -----------         -----------
Loss from Operations                               (2,843,552)       (2,473,267)         (7,774,732)

Other expenses, net                                    (7,417)          (30,356)            (36,877)
Interest expense                                     (141,482)         (137,873)           (302,019)
Interest income                                        37,572               --               37,572

                                                  -----------       -----------         -----------
Loss before income taxes                           (2,954,879)       (2,641,496)         (8,076,056)

Income taxes                                              800               800               4,000
                                                  -----------       -----------         -----------
Net loss                                          $(2,955,679)      $(2,642,296)        $(8,080,056)
                                                  ===========       ===========         ===========

Net loss per share                                $     (1.84)      $     (2.19)
                                                  ===========       ===========

Weighted average number
     of shares outstanding                          1,608,412         1,204,222
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM INCEPTION (JUNE 30, 1992) THROUGH JUNE 30, 1997

                                                                Common Stock
                                            Common Stock         Subscribed    Treasury  Loan Receivable  Accumulated
                                          Shares     Amount     (Receivable)   Stock       Shareholder     Deficit         Total
                                        ---------  -----------  ------------   --------  ---------------  -----------   -----------
June 30, 1992 (Date of inception) to
     June 30, 1993

Capital contribution-compensation                  $   100,000                                                          $   100,000
Issuance of common stock                    9,080       25,000                                                               25,000
Issuance of common stock                   90,800       50,000                                                               50,000
Issuance of common stock                  406,330       78,900                                                               78,900
Issuance of common stock                   46,762       50,000                                                               50,000
Issuance of common stock                   17,252       75,000                                                               75,000
Common stock subscribed                                         $  50,000                                                    50,000
Net loss, 1993, as restated                                                                              $  (540,430)      (540,430)
                                        ---------  -----------  ---------      --------   --------       -----------    -----------
Balance - June 30, 1993                   570,224      378,900     50,000            -          -           (540,430)      (111,530)

Capital contribution-compensation                      100,000                                                              100,000
Stock option compensation                              292,000                                                              292,000
Capital contribution                                    51,100                                                               51,100
Issuance of common stock                   17,252       50,000    (50,000)                                                       -
Issuance of common stock                   34,958       50,000                                                               50,000
Issuance of common stock                   38,136      110,000                                                              110,000
Issuance of common stock                    1,816        7,500                                                                7,500
Issuance of common stock                  145,280      275,000    (50,000)                                                  225,000
Common stock repurchased and cancelled     (9,080)     (25,000)                                                             (25,000)
Issuance of common stock based on                                                                                                -
     antidilutive agreements               35,866                                                                                -
Net loss, 1994, as restated                                                                                 (911,611)      (911,611)
                                        ---------  -----------  ---------      --------   --------       -----------    -----------
Balance - June 30, 1994                   834,452    1,289,500    (50,000)           -          -         (1,452,041)      (212,541)

Capital contribution-compensation                      200,000                                                              200,000
Common stock subscribed                                           250,000                                                   250,000
Issuance of common stock for services      45,400        2,000                                                                2,000
Issuance of common stock                   61,290      125,000                                                              125,000
Issuance of common stock                   15,890       50,000                                                               50,000
Issuance of common stock                   11,804       50,000                                                               50,000
Commitment to purchase common stock                                             (65,000)                                    (65,000)
Net loss, 1995, as restated                                                                               (1,015,040)    (1,015,040)
                                        ---------  -----------  ---------      --------   --------       -----------    -----------
Balance - June 30, 1995                   968,836    1,716,500    200,000       (65,000)        -         (2,467,081)      (615,581)

Capital contribution - compensation                    250,000                                                              250,000
Stock option compensation                              751,290                                                              751,290
Issuance of common stock                   49,032      200,000   (200,000)                                                       -
Issuance of common stock                   54,026      216,703                                                              216,703
Conversion of 6% convertible notes         45,400       91,500                                                               91,500
Stock issuance costs                                   (37,193)                                                             (37,193)
Common stock repurchased and cancelled    (90,800)     (50,000)                  65,000                      (15,000)            -
Debt issuance costs                                    130,000                                                              130,000
Shareholder loans                                                                          (27,575)                         (27,575)
Net loss, 1996, as restated                                                                               (2,642,296)    (2,642,296)
                                        ---------  -----------  ---------      --------   --------       -----------    -----------
Balance - June 30, 1996                 1,026,494    3,268,800         -             -     (27,575)       (5,124,377)    (1,883,152)

Issuance of common stock                1,167,277    5,347,724                                                            5,347,724
Stock issuance costs                                  (304,528)                                                            (304,528)
Conversion of 6% convertible notes        105,144      262,500                                                              262,500
Conversion of 7% convertible notes        432,083    1,080,207                                                            1,080,207
Debt issuance costs                                   (202,589)                                                            (202,589)
Capital contribution-compensation                      166,667                                                              166,667
Shareholder loans                                                                          (69,377)                         (69,377)
Stock option compensation                              733,400                                                              733,400
Issuance of common stock for services      55,000      132,500                                                              132,500
Net loss, 1997                                                                                            (2,955,679)    (2,955,679)
                                        ---------  -----------  ---------      --------   --------       -----------    -----------
Balance - June 30, 1997                 2,785,998  $10,484,681  $      -       $     -    $(96,952)      $(8,080,056)   $ 2,307,673
                                        =========  ===========  =========      ========   ========       ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)
                           STATEMENTS OF CASH FLOWS

                                                                                         June 30, 1992
                                                       YEARS ENDED JUNE 30,           (Date of Inception)
                                                      1997              1996         through June 30, 1997
                                                  -----------       -----------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $(2,955,679)      $(2,642,296)        $(8,080,056)

Items reconciling net loss to cash used by
  operating activities:
Depreciation                                            7,417             4,870              16,786
Amortization of debt issuance costs                    65,006            73,162             138,168
Noncash compensation                                  900,067         1,001,290           2,595,357
Noncash payment for services rendered                 132,500               --              132,500
Changes in operating assets and liabilities:
     Accounts receivable                               (3,122)            1,250              (5,380)
     Prepaid expenses                                (480,721)              --             (480,721)
     Deposits                                         (26,355)            1,688             (31,356)
     Accounts and interest payable and
       accrued expenses                              (388,922)          484,413             261,386
     Deferred revenue                                  28,794           (20,557)             52,603
                                                  -----------       -----------         -----------
Net cash used by operating activities              (2,721,015)       (1,096,180)         (5,400,713)
                                                  -----------       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                           (44,944)           (3,116)            (69,555)
                                                  -----------       -----------         -----------
Net cash used by investing activities                 (44,944)           (3,116)            (69,555)
                                                  -----------       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock,
  net of costs                                      5,347,724           179,510           6,749,734
Proceeds from revolving line of credit                    --             50,000              50,000
Proceeds from loans payable                           424,276               --              424,276
Proceeds from issuance of notes payable                   --          1,279,506           1,705,086
Proceeds from contract payable                         56,005               --               56,005
Cash paid for debt issuance costs                         --           (210,757)           (210,757)
Repayments of revolving line of credit                (50,000)              --              (50,000)
Repayments of loans payable                          (359,276)          (32,547)           (423,400)
Repayments of notes payable                           (11,456)               --             (11,456)
Repayments under contract payable                     (24,891)               --             (24,891)
Loans to shareholder                                  (69,377)          (27,575)            (96,952)
Cash paid for offering costs                         (228,723)          (75,805)           (304,528)
Purchase of treasury stock                                --            (65,000)            (50,000)
                                                  -----------       -----------         -----------
Net cash provided by financing activities           5,084,282         1,097,332           7,813,117
                                                  -----------       -----------         -----------

Change in cash and cash equivalents                 2,318,323            (1,964)          2,342,849

Cash and cash equivalents at beginning of period       24,526            26,490                 --
                                                  -----------       -----------         -----------
Cash and cash equivalents at end of period        $ 2,342,849       $    24,526         $ 2,342,849
                                                  -----------       -----------         -----------

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                            $   132,128       $       --          $   132,128
Cash paid for income taxes                        $       800       $       800         $     4,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
(Decrease)/Increase in debt issuance costs
  recorded in connection with the issuance
  of convertible notes payable                    $  (202,589)      $   130,000         $   (72,589)
Conversion of notes payable to common stock       $ 1,342,707       $       --          $ 1,342,707

The accompanying notes are an integral part of these financial statements.

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Business:

    Tomorrow's Morning, Inc. (the "Company") was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of June 30, 1997, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No.
    7. The Company is devoting substantially all of its present efforts toward establishing new business and product.

    In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

    Basis of Presentation:

    The Company had negative working capital and a shareholders' deficit at June 30, 1996. The Company's initial public offering, completed in March 1997, has created a positive working capital position as well as positive shareholders' equity at June 30, 1997. For the year ended June 30, 1997, the Company had negative cash flows from operations of $2,518,426 and incurred a net loss of $2,955,679. Management's plans to achieve profitability include a planned Fall 1997 direct response advertising campaign, expanding its Reading Partners Program Adopt-a-School Program and adding other products and revenue-generating items, such as the CD-ROM game currently in development, with the objective of achieving multiple potential sales to each of its customers. The Company's management believes that its current cash balance and cash provided by future operations, if any, are sufficient to meet its working capital needs through at least June 30, 1998.

    Revenue Recognition:

    Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at year-end.

    Advertising:

    The Company expenses the costs of all general advertising in the period incurred. Advertising expense, was approximately $85,000 and $408,000 for the years ended June 30, 1997 and 1996, respectively, and $565,000 for the period from date of inception through June 30, 1997. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", costs associated with the Company's direct response marketing efforts have been deferred and will be amortized over the period in which the related revenue is recognized. At June 30, 1997, these deferred costs were approximately $106,000 with no related amortization having been recorded. At June 30, 1996, there were no direct marketing costs capitalized. Management periodically reviews the recoverability of deferred advertising costs.

    Compensation Expense:

    Upon completion of the Company's IPO in March 1997, the Company commenced regular salary payments to its chief executive officer ("CEO") and other employees. Compensation expense deemed earned by the CEO for the period prior to the completion of the IPO has been reflected as noncash compensation and contributed capital in the Statements of Cash Flows and Statement of Shareholders' Equity (Deficit), respectively.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Research and Development:

    Research and development costs are expensed as incurred.

    Income Taxes:

    The Company uses the liability method of accounting for income taxes. Under this tax method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not have any material differences between financial reporting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

    Net Loss Per Share:

    Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period, using the treasury stock method. Common equivalent shares related to stock options are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the assumed initial public offering price during the twelve months immediately preceding the offering date have been included in the calculation of earnings per share as if they were outstanding for all periods presented at the assumed initial public offering price.

    Variable Nondilutable Stock Options:

    The Company records non-cash compensation expense resulting from an increase in fair value of the common stock to be issued upon the exercise of the variable nondilutable stock options outstanding (Note 5). Any subsequent decrease in the fair value of the common stock results in a decrease of previously recorded compensation expense in prior reporting periods for options which are outstanding.

    Cash and Cash Equivalents:

    The Company considers cash equivalents to include highly liquid investments purchased with a maturity of less than three months. Cash and cash equivalents are held in a major financial institution and at times, such balances can be in excess of the Federal Deposit Insurance Corporation's insurance limits.

    Office Furniture and Equipment:

    Office furniture and equipment is stated at cost and depreciation is computed on a straight-line basis over a period of five years.

    Deferred Offering Costs:

    The costs related to the initial public offering were deferred and have been deducted from the proceeds of the initial public offering.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Debt Issuance Costs:

    The costs related to the issuance of debt are capitalized and amortized to general and administrative expenses over the lives of the related debt. Subsequent to completion of the Company's IPO, unamortized Debt Issuance Costs were charged against shareholdersO equity.

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

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from the estimates.

    Recently Issued Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. Management does not believe that this pronouncement will have a material impact on its earnings per share amounts when adopted in fiscal 1998.

    On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 130.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

2.  LOANS PAYABLE:

    These loans payable are demand loans that have no stated repayment schedule, as such they are being carried as current liabilities. These loans bear no interest and are unsecured. Included in loans payable at June 30, 1997 and 1996 are loans of $198,799 and $149,299, respectively, due to related parties and certain shareholders.

3.  NOTES PAYABLE:

    Notes payable are comprised of the following:

                                                                   June 30, 1996
                                                                   -------------
    Convertible notes:
      Note payable in four equal installments with interest at 6%
    per annum beginning March 31, 1997 and ending December 31,
    1997. The holder of this note has the option, at any time, of converting the note balance into common stock at a conversion rate, which is the lesser of approximately $2.01 per share or the price of the most recent sale of common stock, as further
    defined in the note agreement.                                  $  125,000
      Two notes payable, each having its own agreement, both having the same terms payable on March 31, 1998. Interest accrued at
    6% per annum and is payable in quarterly installments
    beginning March 31, 1997. The holder of these notes has the option, at any time, of converting the note balances into
    common stock at a conversion rate, which is the lesser of
    approximately $2.01 per share or the price of the most recent sale of common stock, as further defined in the note
    agreements.                                                        100,000
      Two notes payable, each having its own agreement, both having the same terms. Payable in four equal installments with
    interest at 6% per annum beginning March 31, 1997 and ending
    December 31, 1997. The note holders have the option, at any time, of converting the note balances into common stock at a conversion rate, which is the lesser of approximately $2.01 per share or the price of the most recent sale of common
    stock, as further defined in the note agreements.                   37,500
      Twenty-seven notes payable, each having its own agreement, all having the same terms. Payable in eight equal installments beginning June 30, 1997 and ending March 31, 1999. These notes bear interest at a rate of 7% per annum payable quarterly
    beginning June 30, 1997. The note holders have the option to convert these notes into common stock at a conversion rate of one-half the IPO price per common share, or $8.16 if the IPO is not successful, as further defined in the note agreements.
    Deferred issuance costs of $130,000 have been recorded
    relating to the estimated fair value of the conversion rate of
    one-half the IPO price                                           1,080,207
                                                                    ----------
      Total convertible notes                                        1,342,707
                                                                    ----------
      Note payable in monthly installments of $1,000 beginning
    August 1994. This loan bears interest at a rate of 10% per
    annum                                                               11,456
                                                                    ----------
    Total notes payable                                             $1,354,163
                                                                    ==========

The Company's convertible notes contain certain covenants and events of default which include the borrower's failure to deliver financial statements on or before December 31, 1995 in a form acceptable for filing with the Securities and Exchange Commission meeting the minimum requirements for a registration statement on Form SB-2 for an initial public offering; or receipt of an audit opinion qualified with respect to the Company's ability to continue as a going concern at June 30, 1996. At June 30, 1996, the Company was not in compliance with these provisions and, accordingly, was in default.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

3.  NOTES PAYABLE (CONTINUED):

    As a result, the total outstanding balance of these notes as of June 30, 1996, $1,342,707, was classified as a current liability.

    During the fiscal year ended June 30, 1996, the Company issued 45,400 shares of common stock upon conversion of $91,500 principal and interest amounts of convertible notes. Accordingly, the Company transferred $91,500 to shareholders' equity.

    As a result of its successful public offering in March 1997, the convertible notes were converted into common stock and the other note was repaid.

4.  COMMITMENTS AND CONTINGENCIES:

    Leases:

    The Company leased office facilities in Los Angeles, California through June 30, 1997. The lease commenced October 31, 1993 and continued until October 31, 1995. Subsequent to October 31, 1995, the Company leased its office facilities on a month-to-month basis. Rent expense was $44,750 and $44,000 for the years ended June 30, 1997 and 1996, respectively and $165,750 for the period from inception through June 30, 1997.

    On July 1, 1997, the Company entered into an operating lease for new office facilities in Los Angeles. The lease continues until June 30, 2001 with monthly rent of $7,130 beginning September 1, 1997. The lease provides for annual base rent increases of 3% commencing July 1, 1998. The chief executive officer of the Company has signed a personal guarantee of the lease that expires after the second year of the lease.

    The Company also leases office facilities in Ann Arbor, Michigan on a one-year operating lease that commenced May 1997. The monthly rental is $252 for twelve months expiring May 31, 1998.

    In addition to the above office leases, the Company also leases an auto and office equipment under operating leases with remaining terms of more than one year.

    Lease commitments for operating leases with remaining terms of more than one year at June 30, 1997 are as follows:



          1998              $ 76,452
          1999                97,889
          2000                91,751
          2001                93,494
                            --------

      Total                 $359,587
                            ========

    Software Development Agreement:

    During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP(TM)". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through June 30, 1997 expenditures for "SCOOP(TM)" were approximately $356,000 including capitalized costs.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    Legal Proceedings:

    The Company is subject to an action by a shareholder who alleges the Common Stock Subscription Agreement entered into with the Company prior to the completion of the IPO was nondilutive in nature. Due to the uncertainty in determining the possible outcome of this action, the financial statements as of June 30, 1997 and for the year then ended do not include a provision for the settlement of this action. The Company believes that this action is without merit and that the resolution of this matter will not have a material adverse effect on the financial condition, operations or cash flows of the Company.

5.  COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

    The Company has granted non-qualified stock options outside the Non-Qualified Stock Option Plan adopted on May 15, 1996 that allow each holder the right to purchase one share of the Company's common stock. The Board of Directors determines the exercise price of the options at the date of the grant. Options granted to date are fully vested on the date of the grant and have expirations ranging from three to five years from grant date.

                                                               Options
                                              Variable         -------     Total Number      Weighted Average
                                              Nondilutive      Other       of Options        Exercise Price*
                                              ------------     -------     ------------      ----------------
    Options outstanding at June 30, 1992
    (date of inception)                              - 0 -       - 0 -        - 0 -                - 0 -
    Granted (date of inception through
    June 30, 1995)                                 136,200     355,936      492,136                $1.21
                                                   -------     -------     --------                -----
    Options outstanding and exercisable
    at June 30, 1995                               136,200     355,936      492,136                $1.21

    Granted                                          - 0 -     371,556      371,556                $0.49
    Canceled                                         - 0 -     (86,714)     (86,714)               $2.02
                                                   -------     -------     --------                -----
    Options outstanding and exercisable
    at June 30, 1996                               136,200     640,778      776,978                $0.68

    Granted                                        142,400      86,714      229,114                $2.02
                                                   -------     -------     --------                -----
    Options outstanding and exercisable
    at June 30, 1997                               278,600     727,492    1,006,092                $0.85
                                                   =======     =======    =========                =====

_______________
    * Excludes weighted average price of variable nondilutive options.

    To date, none of the above options have been exercised or have expired.

    The weighted average exercise price of variable nondilutive options outstanding and exercisable are $0.96 and $1.96 at June 30, 1997 and 1996, respectively. The weighted average exercise price of the variable nondilutive options decreases as more options are granted. The aggregate exercise price of the variable nondilutive options remains $267,618.

    On July 1, 1996, the Company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

    The following summarizes the weighted average fair value of options granted during the years ended June 30, 1997 and 1996:

                                                    1997        1996
                                                    -----       -----
    Exercise price equal to fair value              $  --       $2.50
    Exercise price greater than fair value          $  --       $2.50
    Exercise price less than fair value             $5.13       $2.50

    The following summarizes the weighted average fair value of nondilutive stock options granted during the years ended June 30, 1997 and 1996:

                                                    1997        1996
                                                    -----       -----
    Exercise price greater than fair value          $  --       $1.88
    Exercise price less than fair value             $2.63       $  --

    The following summarizes information about stock options outstanding and exercisable at June 30, 1997:


                                              Average       Weighted Average
    Exercise Price Range      Shares           Life*         Exercise Price
    --------------------     ---------        -------       ----------------
    $0.10 - $0.12              492,320            2.5                  $0.11
    $0.96                      278,600            2.8                  $0.96
    $2.02 - $2.50              217,012            2.4                  $2.24
    $4.03 - $4.52               18,160            1.3                  $4.09
                             ---------            ---                  -----
    Total                    1,006,092            2.5                  $0.88
                             =========            ===                  =====

                                       23

* Average contractual life remaining in years.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

5.  COMMON STOCK, STOCK OPTIONS, AND WARRANTS (CONTINUED):

    In connection with the Company's initial public offering, on May 15, 1996, the Company authorized a stock split of 454 shares for each share of common stock issued and outstanding. All share and per-share amounts have been adjusted retroactively to reflect this stock split. Also, on May 15, 1996, the Company adopted a Non-Qualified Stock Option Plan ("the Plan"). The aggregate number of shares of common stock to be delivered upon the exercise of all options granted under the Plan cannot exceed 100,000 shares. At June 30, 1997 and 1996, no options had been granted under the Plan. At June 30, 1997 and 1996, the Company had 1,106,092 and 876,978 shares of common stock reserved for issuance pursuant to outstanding options issued outside the Plan and options issuable inside the Plan.

    Of the presently outstanding options, 278,600 of those options represent options to purchase an aggregate of 10% of the common stock which is outstanding at the time the options are exercised (i.e. "nondilutable" options) and are exercisable for an aggregate price of $267,618 and expire in March 2000. As a result, the number of shares represented by such options will change as the number of outstanding shares of common stock change (such as completion of the IPO and the conversion of the convertible notes to common stock.) The CEO of the Company and other related parties have been granted 167,160 and 111,440 of these nondilutable options, respectively. As a result of the completion of the IPO and conversion of the convertible notes to common stock in March 1997 as well as other stock issued since these events, an additional 142,400 options were granted to maintain the nondilutive nature of these options, based upon the number of shares outstanding at June 30, 1997. In connection with these additional nondilutive stock options, the Company has recognized $463,700 of compensation expense.

    In April 1997, the Company granted stock options to purchase 86,714 shares of common stock at an exercise price of $2.02 per share. In connection with these options, the Company recognized compensation expense of $269,700 relating to consulting services and investor relations.

    During the year ended June 30, 1996, the Company granted warrants to purchase 45,400 shares of Common Stock at an exercise price of $4.52 per share. These warrants were granted as compensation to a company acting as the dealer-manager in connection with the issuance of the Company's 7% convertible notes.

    In March 1997, the Company granted warrants to purchase 116,728 shares of common stock at an exercise price of $8.25 per share. Those warrants were granted as compensation to the company acting as the managing placement agent in connection with the IPO.

    In connection with the IPO, the Company sold 900,000 publicly tradable Common Stock Purchase Warrants. Each Common Stock Purchase Warrant entitles the holder to purchase one share of common stock for $6.50 per share (subject to redemption for $0.35 each upon the occurrence of certain conditions).

    During the year ended June 30, 1997 the Company granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00. Those warrants were granted as compensation to an individual acting as a public relations consultant. The warrants are subject to a vesting schedule over the 12 month contract entered into with the individual.

    During the year ended June 30, 1997, the Company canceled warrants to purchase 45,400 shares of Common Stock.

6.  INCOME TAXES:

    The Company has deferred tax assets of approximately $2,665,000 and $1,190,000 as of June 30, 1997 and 1996, respectively, which have been offset by 100% valuation allowances of $2,665,000 and $1,190,000 respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $6,240,000, which expire in years up to 2012. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under Sec 382 of the Internal Revenue Code.

                           TOMORROW'S MORNING, INC.
                       (A Development Stage Enterprise)

                       NOTES TO THE FINANCIAL STATEMENTS

7.  RELATED-PARTY TRANSACTIONS:

    The printer used by the Company also has an equity interest in the Company. Printing expense was approximately $504,000 and $433,000 for the years ended June 30, 1997 and 1996, respectively, and $1,593,000 from the period from inception through June 30, 1997. At June 30, 1997 and 1996, amounts payable to the printer were approximately $92,500 and $215,000, respectively.

    The Company has loans receivable from a principal shareholder totaling $96,952 at June 30, 1997. The loans bear interest at 8% per year and are due in full on December 31, 1997 including interest. Unpaid but accrued interest receivable at June 30, 1997 included in loans receivable total $3,055.

    Alan G. Dunn, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $102,800. As a result of repayments, the Company's indebtedness to Mr. Dunn is now approximately $67,800.

    Rick Nicita, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $15,000. The Company's indebtedness to Mr. Nicita was repaid prior to year end.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS. The officers and directors of the Company and their ages as of September 15, 1997, are as follows:

              NAME              AGE     CORPORATE POSITIONS HELD (1)
              ----              ---   --------------------------------
          Adam Linter            51   Chairman of the Board, President
                                      and Secretary
          James R. Rosbe         48   Director
          Steven Raft            36   Chief Financial Officer
          Rick Nicita (2)        51   Director
          Alan G. Dunn (2)       41   Director

  (1) Directors are elected for a term that expires at the Company's next annual shareholders' meeting.
  (2) These persons are the Company's independent directors. An "independent director" is a director who is not an officer or employee of the Company and who does not have any relationship with the Company which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ADAM LINTER, the founder of the Company, has served as Chairman of the Board, President and Secretary since the Company's inception, and, as Editor-in-Chief and Publisher, has overall responsibility for all aspects of the Company's operations. Responsible for a majority of the writing, he has presided over the growth and finance of the Newspaper and oversees its production every week. Prior to founding the Company in June 1992, Mr. Linter was active in a variety of endeavors, including biotechnology, real estate, screenwriting, and management/consulting. From 1970 to 1976, he formed and operated his own business management company in New York, and from 1976 to 1985, worked in real estate and consulting in Los Angeles. From 1985 to 1991, Mr. Linter collaborated on several venture capital projects in biotechnology involving scientists at Harvard, Yale, Rutgers, Mt. Sinai and the University of Minnesota. He has a B.A. in history from George Washington University.

JAMES R. ROSBE, a director since February 1996, and an Associate Publisher of the Company since April 1997, has been active with the Company since its inception, collaborating on business planning and strategy, as well as advising on finance, marketing, circulation and synergistic product development, and monitoring commercial opportunities on the Internet and in electronic publishing. Mr. Rosbe previously served as Vice President-Operations for Online Technologies Corporation in Ann Arbor, Michigan, an Internet service provider for which he worked from October 1994 to April 1997. From August 1991 until September 1993, Mr. Rosbe was the co-founder of Mobile Metal Services in Troy, Michigan, a company providing metal stabilization services. From 1985 to 1989, with Mr. Linter (his brother-in-law), he formed a seed venture capital effort to develop commercial opportunities in biotechnology, and engaged in real estate finance and analysis. Mr. Rosbe has an M.B.A. in Finance/Strategy from UCLA, and a B.A. in Political Science from the University of Michigan.

STEVEN RAFT, the Company's Chief Financial Officer, has practiced public accounting for more than ten years, most recently from February 1991 until joining the Company in April 1997, with Entous & Entous, Inc., a Los Angeles, California, public accounting firm that specializes in providing auditing, taxation and consulting services to various high-growth industries (e.g., direct marketing, music, film and television and consumer electronics). Prior to that, he was President of Meridian Resources, an apparel company. Mr. Raft holds a B.S. in Accounting from California State University in Los Angeles, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

RICK NICITA, a director since March 1997, is the Co-Chairman of Creative Artists Agency ("CAA") in Beverly Hills, California, one of the leading talent agencies in the country. Prior to his October 1, 1995, appointment as Co-Chairman, Mr. Nicita was co-head of the Motion Picture department and head of the Talent department at CAA. Since joining CAA in 1980, Mr. Nicita has represented many of the motion picture industry's most renowned actors, actresses and directors. Mr. Nicita holds a Bachelor of Arts degree from Wesleyan University.

ALAN G. DUNN, a director since March 1997, has been a strategic advisor to the Company since 1993. Currently, he is President of Gerald E. Dunn, Inc. ("GDI"), a Huntington Beach, California, company which provides specialized manufacturing and systems consulting to industrial clients nationwide. Mr. Dunn has worked for GDI since 1980. Simultaneously, from August 1993 to May 1995, Mr. Dunn was vice-president of Gemini Management Consulting, a global consulting firm based in New Jersey. From July 1991 to August 1993, Mr. Dunn was a partner at Coopers & Lybrand, the international accounting and management consulting firm, where he was responsible for the firm's manufacturing consulting practice in the western states. Prior to Coopers & Lybrand, Mr. Dunn was founder and President of ADI, a manufacturing consulting and training company, acquired by Coopers & Lybrand in 1991. Mr. Dunn's consulting clients include a wide variety of publicly-held companies. Mr. Dunn has conducted training programs across North America, Europe, the Far East and southeast Asia in the areas of manufacturing systems, information management, cost management and business finance. He also conducts 24 seminars per year for senior manufacturing executives at California Institute of Technology (Caltech) in Pasadena. Mr. Dunn holds a degree in business management from California State University in Fullerton.

There are no family relationships between the Company's officers and directors other than between Adam Linter and James R. Rosbe, who are brothers-in-law.

SIGNIFICANT PERSONNEL. The following person has made, and is expected to continue to make, a significant contribution to the Company:

KRISTAN ALTIMUS, the Company's Art Director and Publication Manager and an Associate Publisher, has been with the Company since its earliest stages, serving in both administrative and production capacities, and as a director from December 1994 until March 1997. Her principal responsibility is the art and layout of the Newspaper each week. She also creates special editions of the Newspaper and promotional materials, and oversees administrative and office functions. From 1985 until joining the Company, Ms. Altimus designed and marketed T-shirts under the "Altimus Designs" name. Ms. Altimus also has worked as a freelance photographer and at the office of Creative Artists Agency. She has a Bachelor of Fine Arts degree from the University of Colorado, Boulder.

The following persons provide, and are expected to continue to provide, significant contributions to the Company in the form of consulting services in the area of circulation management:

STEPHEN J. BERNARD is a co-founder of School Market Sales Management, ("SMSM"), a New York/New Jersey-based consulting firm specializing in education marketing which offers publishers a function similar to department staffing using a network of independent marketing, copywriting and production executives. Prior to forming SMSM in 1994, Mr. Bernard was Vice President of Educational Publishing at Children's Television Workshop. From 1987 to 1993, Mr. Bernard was Vice President of the Magazine Division of Scholastic, Inc., where he was responsible for the circulation and marketing activities for all Scholastic, Inc. classroom and professional magazines. Prior to Scholastic, Inc., Mr. Bernard held senior management positions at American Broadcasting (Publishing Group) and Newsweek, Inc. He earned his B.S. in Economics at the Wharton School of the University of Pennsylvania and his M.A. and Ph.D. in English Literature from New York University.

ARTHUR STUPAR is also a co-founder of SMSM. With an extensive background in publishing for the youth market, he was formerly Director for Marketing for the Publishing Division at Children's Television Workshop. From 1984 to 1993, Mr. Stupar was Circulation Director for the Magazine Division of Scholastic, Inc. He earned his B.A. at the University of Rhode Island, and earned a Diploma in Marketing from New York University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. During the fiscal year ended June 30, 1997, a Form 3 was not timely filed by Adam Linter (an officer and director), Kristan Altimus (a former director), James R. Rosbe (a director), Alan G. Dunn (a director), Rick Nicita (a director), Steven Raft (an officer), Barbara Luboff (a former officer) and S-M Investments (a principal shareholder). None of those late filings, most of which resulted from the "best efforts" nature of the IPO, resulted in a failure to report a transaction on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION. Adam Linter has served as the Company's President (Chief Executive Officer) since its inception. No executive officer of the Company received compensation in excess of $100,000 during fiscal 1995, 1996 or 1997.

Summary Compensation Table:

                                                                                 Long-Term
                                              Annual                           Compensation
                                           Compensation                           Awards
                                          --------------                       ------------
                                                                                Securities
                                                                All Other       Underlying
Name and Principal Position      Year    Salary (1)  Bonus   Compensation (2)     Options
---------------------------      ----    ----------  -----   ----------------  ------------
Adam Linter, President.           1997   $83,333     $-0-          --             85,440
                                  1996       -0-     $-0-          --            154,360
                                  1995       -0-     $-0-          --             81,720

____________________
  (1) Mr. Linter began receiving a salary on March 27, 1997. His annual salary is $250,000. See "Employment Agreements" below.
  (2) The compensation described in this table does not include medical insurance and other benefits received by Mr. Linter which are available generally to all employees of the Company and certain perquisites and other personal benefits received by Mr. Linter the value of which did not exceed 10% of his cash compensation in the table.

The following table provides information concerning stock options granted to Mr. Linter during the year ended June 30, 1997:

                                             Number of         % of
                                            Securities     Total Options
                                            Underlying      Granted to       Exercise
                                              Options      Employees in        Price      Expiration
                                 Year         Granted       Fiscal Year      Per Share       Date
                                 ----       ----------     -------------     ---------    ----------
Adam Linter.................     1997        85,440 *           90%              *         3/28/00

____________________
* These options were issued pursuant to the anti-dilutive feature of an April 1995 stock option agreement which allows for the purchase of up to 6% of the Company's Common Stock outstanding at the time of exercise. Such option is exercisable for the fixed price of $160,571.

No options were exercised by Mr. Linter in fiscal 1997 or prior thereto. As to Mr. Linter, the following table sets forth the number and value of vested and unvested options held as of June 30, 1997.

                      Number of Securities                Value of Unexercised
                      Underlying Unexercised              In-the-Money
                      Options at June 30                  Options at June 30
                      -----------------------------       -------------------------------
                      Exercisable      Unexercisable      Exercisable       Unexercisable
                      -----------      -------------      -----------       -------------
Adam Linter           321,520 *                - 0 -      $843,989 *             - 0 -

____________________
* The stock option agreement as to a portion of these shares allows the purchase of up to 6% of the Common Stock of the Company which is outstanding at the time of exercise for $160,571. As a result, the number of shares issuable upon exercise varies as the number of outstanding shares of Common Stock changes. In 1997, 85,440 options were effectively granted in compliance with the stock option agreement. The fair market value of 6% of the Company's outstanding Common Stock at the close of business on June 30, 1997 was estimated to be approximately $438,795.

STOCK OPTION PLAN. The Company's Non-Qualified Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders on May 15, 1996. Under the Option Plan (which is administered by the Company's Compensation Committee), all officers and directors of the Company, as well as employees and consultants of the Company and any subsidiaries, are eligible to be selected to participate. The purpose of the Option Plan is to promote the interests of the Company by providing participants with an inducement to maintain their status with the Company or a subsidiary and to further advance the interests of the Company. Options are granted in consideration of things such as past and potential future contributions to the Company.

To date, no options have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 100,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

There is no maximum or minimum number of shares which may be subject to options granted to any one individual under the Option Plan. The exercise price of the stock covered by each option will be determined by the Compensation Committee; provided, however, that (i) as to options granted to any person who owns stock possessing more than 10% of the total combined voting power or value of all classes of stock of the Company, such exercise price will not be less than an amount equal to 110% of the "fair value" of the stock (as determined pursuant to the Option Plan) on the date the option is granted and (ii) as to all other persons, such exercise price will not be less than an amount equal to 85% of the fair value of the stock on the date the option is granted. Upon the exercise of an option granted under the Option Plan, the exercise price is payable in full at the time of exercise, either in cash or by check or, in the discretion of the Compensation Committee, in whole or in part in stock of the Company valued at fair market value at the time of each such exercise.

As a general rule, if the option holder ceases, for any reason, to be an employee of the Company or any of its subsidiaries, or a director of the Company, as the case may be, the option holder will have a right thereafter to exercise the option during a specified period set forth in the option agreement between the Company and the option holder, which in the event of termination due to death or permanent disability, will be no less than six months and which, in all other cases, will be no less than 30 days in the case of an employee or one year in the case of a director.

Options granted under the Option Plan are not assignable or transferable except by will or the laws of descent and distribution, and are exercisable during the option holder's lifetime only by the option holder. No options will be exercisable more than five years after the date of grant.

Upon the occurrence of certain specified events, including (i) a change in control of the Company in connection with a cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election or
(ii) a merger, consolidation or other transaction in which the Company ceases to be an independent corporation, all options granted under the Option Plan will become exercisable in full for a period of 30 days following a specified date and, thereafter, all unexercised options will expire.

Subject to the express provisions of the Option Plan, the terms of each option granted under the Option Plan, including the exercise price, manner of exercise, vesting and duration of each option, shall be as specified in the applicable option agreement between the Company and the option holder; provided, however, in no event will an option vest over a period of more than five years or at a rate of less than 20% per year.

Subject to the express provisions of the Option Plan, in most instances the Compensation Committee will determine the individuals to whom and the times at which options are granted and the exercise price and terms of, and number of shares subject to, each option. However, grants of options to members of the Compensation Committee while members of such committee, or to members of the Company's Board of Directors, must be approved by the Board of Directors without counting the vote of the person being granted the options. The Compensation Committee also has the authority to construe and interpret the Option Plan.

The Board of Directors of the Company may amend, suspend or terminate the Option Plan at any time. Unless terminated sooner, the Option Plan will terminate on May 15, 2006 and no options may be granted thereafter. No amendment, suspension or termination of the Option Plan will, without the consent of the option holder, be made which would alter or impair any rights or obligations under any option then outstanding. Upon the dissolution or liquidation of the Company, the Option Plan will terminate, and any option previously granted thereunder and not yet exercisable in full will also terminate. In the event, however, that the Company is succeeded by another corporation, the Option Plan and any remaining options granted thereunder will be assumed by such successor corporation, subject to such adjustments as may be necessary due to the capital structure of the successor corporation.

EMPLOYMENT AGREEMENTS. Mr. Linter and the Company have entered into a five-year employment agreement (terminating February 28, 2002) which provides for a salary to Mr. Linter of $250,000 per year. Such agreement also provides for automobile expense reimbursement, plus such annual salary increases, bonuses and other perquisites as the Company's Board of Directors may determine. The agreement is terminable by the Company for "good cause" (as defined in the agreement), upon Mr. Linter's death or beginning 15 months after his permanent "disability" (also as defined in the agreement). Under the terms of the agreement, the Company is prohibited from merging, consolidating or otherwise reorganizing with any other corporation or business unless the succeeding or continuing entity agrees to assume the Company's obligations under the agreement.

DIRECTOR COMPENSATION. At this time, the Company does not contemplate paying fees to its directors for their services solely as directors, although they will be eligible for options under the Company's Option Plan. See "Stock Option
Plan" above. It will be the policy of the Company to reimburse directors for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of September 15, 1997 as to (i) each person or entity who is known by the Company to own beneficially more than five percent of the Company's Common Stock (the Company's only class of voting stock), (ii) Adam Linter, the only executive officer named above in "Item 10. Executive Compensation," (iii) the Company's directors and (iv) all directors and executive officers as a group.

                                      Number of Shares
                                      Beneficially
       Beneficial Owner               Owned (1)            Percentage of Class (2)
       ----------------               -----------------    -----------------------
Adam Linter (3)                           731,850 (4)              23.6%
James R. Rosbe (5)                         42,520 (6)               1.5%
Rick Nicita (7)                            72,640                   2.6%
Alan G. Dunn (8)                           34,958 (9)               1.3%
All directors and executive officers
 as a group (five persons) (10)           882,968                  28.1%

____________________
  (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or Warrants held by that person that are exercisable on or before December 31, 1997 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

  (2) Based on 2,785,998 shares of Common Stock outstanding, excluding (except as reflected in footnotes (4) and (6)), 359,040 shares of Common Stock issuable upon the exercise of outstanding options and Warrants, 321,520 of which are held by Adam Linter, and 37,520 of which are held by James R. Rosbe.

  (3) Address is 125 South Barrington Place, Los Angeles, California 90049.

  (4) Includes 321,520 shares of Common Stock presently obtainable through the exercise of options, which includes options for a percentage of shares outstanding at the time of exercise. See "Item 10. Executive Compensation."

  (5)  Address is 821 Brookwood Place, Ann Arbor, Michigan 48104.

  (6) Includes 37,520 shares of Common Stock obtainable through the exercise of options and Warrants.

  (7)  Address is 9830 Wilshire Boulevard, Beverly Hills, California 90212.

  (8)  Address is 4041 Morningstar, Huntington Beach, California 92649.

  (9) All shares are held in the Dunn Family Trust. Mr. Dunn and Jan Dunn are trustees with shared voting power with respect to such shares.

  (10) Consists of Adam Linter, James R. Rosbe, Rick Nicita, Alan G. Dunn and Steven Raft. See footnotes (4), (6) and (9).

Except as listed above, there is no other shareholder who beneficially owns more than 5% of the Company's Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was founded in June 1992 by Adam Linter, a director and executive officer of the Company. As the founder, Mr. Linter was issued 100% of the then outstanding shares of Common Stock in return for $1,000. Mr. Linter has entered into an employment agreement with the Company, as described in "Item 10. Executive Compensation - Employment Agreements" and has previously been granted an option to acquire up to 6% of the Common Stock of the Company which is outstanding at the time of exercise for an exercise price of $160,571, as also described in Item 10. In addition, Mr. Linter has been granted options to purchase an additional 154,360 shares of Common Stock at an exercise price of $0.10 per share, expiring March 28, 2000. In each case, the options were granted to Mr. Linter in recognition of his ongoing efforts on behalf of the Company's day-to-day operations.

As of June 30, 1997, Mr. Linter owed the Company a total of $96,952 in principal and interest, with the principal portion bearing interest at 8% per year. Such amounts are unsecured and are due in full on December 31, 1997.

James R. Rosbe, a director, is also employed by the Company as an Associate Publisher. For his services as such, Mr. Rosbe receives an annual salary of $80,000.

Rick Nicita, a director, is the Co-Chairman of Creative Artists Agency, a talent agency the Company was a client of during the fiscal year ended June 30, 1997 and continues to be a client of in the current fiscal year.

Alan G. Dunn, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $102,800. As a result of repayments, the Company's indebtedness to Mr. Dunn is now approximately $67,800.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.  The following exhibits are filed as part of this report:

Exhibit        Description
-------        -----------
 3.1      Articles of Incorporation of the Registrant, as amended *
 3.2      Amendment to Articles of Incorporation *
 3.3      Amended and Restated Bylaws of the Registrant *
 4.1      Form of Warrant Agreement and Certificate *
 4.2      Form of Managing Placement Agent's Warrant *
10.1      Employment Agreement between the Registrant and Adam Linter *

10.2      Non-Qualified Stock Option Plan *
10.3      Form of Stock Option Agreement *
10.4      Software Development Agreement between the Registrant and Robit
          Hairman *
10.5      Amendment to Stock Option Agreement appearing below as Exhibit 10.11 *
10.6 Stock Option Agreement dated as of April 14, 1995 between the Registrant and Kristan Altimus *
10.7 Stock Option Agreement dated as of April 14, 1995 between the Registrant and Adam Linter *
10.8 Stock Option Agreement dated as of April 14, 1995 between the Registrant and S-M Investments *
10.9 Stock Option Agreement dated as of April 18, 1994 between the Registrant and S-M Investments *
10.10 Stock Option Agreement dated as of April 18, 1994 between the Registrant and S-M Investments *
10.11 Stock Option Agreement dated as of June 30, 1993 between the Registrant and Jim Rosbe *
10.12 Stock Option Agreement dated as of October 5, 1994 between the Registrant and Michael Weinstock (as amended January 31, 1996) *
10.13 Stock Option Agreement dated as of May 15, 1996 between the Registrant and S-M Investments *
10.14 Stock Option Agreement dated as of May 15, 1996 between the Registrant and Adam Linter *
10.15     Form of Indemnification Agreement for directors and officers *
10.16 Warrant Agreement and Certificate issued to J.E. Liss & Company, Inc. on November 12, 1996 *
10.17 Stock Option Agreement dated as of December 1, 1995 between the Registrant and Philip Brodie, as amended *
10.18 Stock Purchase Agreement between the Registrant and Starbright Graphics, Inc. dated as of January 1, 1993 *
11        Computation of Earnings Per Share
24        Power of Attorney
27        Financial Data Schedule
_________________
* Incorporated by reference to Registration Statement on Form SB-2 (No. 333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 26th day of September, 1997.

TOMORROW'S MORNING, INC.

By: /s/ Adam Linter
   -----------------------------------
   Adam Linter, President
   (Principal Executive Officer)


By: /s/ Steven Raft
   -----------------------------------
   Steven Raft, Chief Financial Officer
(Principal Financial and Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                TITLE                     DATE
/s/  Adam Linter         Chairman of the Board     September 26, 1997
---------------------    and Secretary
Adam Linter


* JAMES R. ROSBE         Director                  September 26, 1997
-------------------
James R. Rosbe


* RICK NICITA            Director                  September 26, 1997
-------------------
Rick Nicita


* ALAN G. DUNN           Director                  September 26, 1997
-------------------
Alan G. Dunn


*By: /s/ ADAM LINTER
    -----------------------------------
    Adam Linter
    (Attorney-In-Fact)

                                 EXHIBIT INDEX

Exhibit                                                             Sequentially
Number                 Description                                 Numbered Page
-------                -----------                                 -------------

 3.1      Articles of Incorporation of the Registrant,
          as amended*
 3.2      Amendment to Articles of Incorporation*
 3.3      Amended and Restated Bylaws of the Registrant*
 4.1      Form of Warrant Agreement and Certificate*
 4.2      Form of Managing Placement Agent's Warrant*
10.1      Employment Agreement between the Registrant
          and Adam Linter*
10.2      Non-Qualified Stock Option Plan*
10.3      Form of Stock Option Agreement*
10.4      Software Development Agreement between the Registrant
          and Robit Hairman*
10.5      Amendment to Stock Option Agreement appearing below
          as Exhibit 10.11*
10.6      Stock Option Agreement dated as of April 14, 1995
          between the Registrant and Kristan Altimus*
10.7      Stock Option Agreement dated as of April 14, 1995
          between the Registrant and Adam Linter*
10.8      Stock Option Agreement dated as of April 14, 1995
          between the Registrant and S-M Investments*
10.9      Stock Option Agreement dated as of April 18, 1994
          between the Registrant and S-M Investments*
10.10     Stock Option Agreement dated as of April 18, 1994
          between the Registrant and S-M Investments*
10.11     Stock Option Agreement dated as of June 30, 1993
          between the Registrant and Jim Rosbe*
10.12     Stock Option Agreement dated as of October 5, 1994
          between the Registrant and Michael Weinstock
          (as amended January 31, 1996)*
10.13     Stock Option Agreement dated as of May 15, 1996
          between the Registrant and S-M Investments*
10.14     Stock Option Agreement dated as of May 15, 1996
          between the Registrant and Adam Linter*
10.15     Form of Indemnification Agreement for directors and
          officers*
10.16     Warrant Agreement and Certificate issued to J.E.
          Liss & Company, Inc. on November 12, 1996*
10.17     Stock Option Agreement dated as of December 1, 1995
          between the Registrant and Philip Brodie, as amended*
10.18     Stock Purchase Agreement between the Registrant and
          Starbright Graphics, Inc. dated as of January 1, 1993*
11        Computation of Earnings Per Share
24        Power of Attorney
27        Financial Data Schedule

_________________
* Incorporated by reference to Registration Statement on Form SB-2 (No. 333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.