Form 10QSB
period 1997-09-30
TOMORROWS MORNING INC
filed 1997-11-12
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997
OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to ______________.

COMMISSION FILE NUMBER:  0-29050

                            TOMORROW'S MORNING, INC.
       (Exact name of small business issuer as specified in its charter)


                  CALIFORNIA                              95-4379805
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)              Identification No.)


           125 South Barrington Place, Los Angeles, California 90049
                    (Address of principal executive offices)

Issuer's telephone number: (310) 440-2778



Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No
   ---


Number of shares of common stock outstanding at October 15, 1997: 2,785,998


Transitional Small Business Disclosure Format (check one) :   Yes     No  X
                                                                  ---    ---

                                    PART I
                             FINANCIAL INFORMATION

                           TOMORROW'S MORNING, INC.
                          COMPARATIVE BALANCE SHEETS


                                                                 (UNAUDITED)
                                                              SEPTEMBER 30, 1997    JUNE 30, 1997
                                                              ------------------    -------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                            $   859,710      $ 2,342,849
Accounts receivable                                                      753,807            5,380
Prepaid expenses                                                         503,969          408,221
                                                                     -----------      -----------
Total current assets                                                   2,117,486        2,756,450
                                                                     -----------      -----------
Fixed assets, net of accumulated depreciation of $20,840
     and $16,786, respectively                                            93,205           52,769

Noncurrent assets:
Deposits                                                                  57,647           31,355
Software development costs                                               355,140           72,500
                                                                     -----------      -----------
Total noncurrent assets                                                  412,787          103,855
                                                                     -----------      -----------
Total assets                                                         $ 2,623,478      $ 2,913,074
                                                                     ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                    375,862          257,385
Deferred revenue                                                         689,425           52,603
Contracts payable                                                         35,916           31,114
Loans payable                                                            268,299          264,299
                                                                     -----------      -----------
Total liabilities                                                      1,369,502          605,401
                                                                     -----------      -----------
Commitments and Contingencies

Shareholders' equity:
Preferred Stock, no par, 1,000,000 shares authorized,
    no shares issued.                                                         -                -
Common Stock, no par, 4,540,000 shares authorized, 2,785,998
    shares issued and outstanding                                     11,059,293       10,484,681
Loan receivable - shareholder                                            (89,725)         (96,952)
Accumulated deficit                                                   (9,715,592)      (8,080,056)
                                                                     -----------      -----------
Total shareholders' equity                                             1,253,976        2,307,673
                                                                     -----------      -----------
Total liabilities and shareholders' equity                           $ 2,623,478      $ 2,913,074
                                                                     ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                     COMPARATIVE STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1997          1996
                                                      ----          ----
Revenue:
Subscriptions                                     $   120,382    $    5,929
Reading Partners Program                                  350            -
Sponsorships                                            7,500            -
                                                  -----------    ----------
Total revenue                                         128,232         5,929

Editorial, Production and Distribution Cost           207,662       102,548
                                                  -----------    ----------
Gross margin                                          (79,430)      (96,619)

Operating expenses                                  1,569,968       171,684
                                                  -----------    ----------
Loss from Operations                               (1,649,398)     (268,303)

Other expenses, net                                    (4,591)       (1,230)
Interest expense                                       (1,082)      (54,056)
Interest income                                        20,335           605
                                                  -----------    ----------
Loss before income taxes                           (1,634,736)     (322,984)

Income taxes                                              800           800
                                                  -----------    ----------
Net loss                                          $(1,635,536)   $ (323,784)
                                                  ===========    ==========
Net loss per share                                $     (0.59)   $    (0.27)
                                                  ===========    ==========
Weighted average number
     of shares outstanding                          2,785,998     1,199,189
                                                  ===========    ==========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM JUNE 30, 1996 THROUGH SEPTEMBER 30, 1997



                                                    COMMON STOCK
                                           -------------------------------  LOAN RECEIVABLE    ACCUMULATED
                                              SHARES            AMOUNT        SHAREHOLDER        DEFICIT       TOTAL
                                           ------------    ---------------  ---------------   ------------   -----------
Balance - June 30, 1996                       1,026,494          3,268,800        (27,575)     (5,124,377)    (1,883,152)

Issuance of common stock                      1,167,277          5,347,724                                     5,347,724
Stock issuance costs                                              (304,528)                                     (304,528)
Conversion of 6% convertible notes              105,144            262,500                                       262,500
Conversion of 7% convertible notes              432,083          1,080,207                                     1,080,207
Debt issuance costs                                               (202,589)                                     (202,589)
Capital contribution-compensation                                  166,667                                       166,667
Shareholder loans                                                                 (69,377)                       (69,377)
Stock option compensation                                          733,400                                       733,400
Issuance of common stock for services            55,000            132,500                                       132,500
Net loss, 1997                                                                                 (2,955,679)    (2,955,679)
                                              ---------        -----------    ----------      -----------    -----------
Balance - June 30, 1997                       2,785,998        $10,484,681    $  (96,952)     $(8,080,056)   $ 2,307,673

Stock option compensation                                          574,612                                       574,612
Repayments - shareholder loans                                                     7,227                           7,227
Net loss, quarter ended September 30, 1997                                                     (1,635,536)    (1,635,536)
                                              ---------        -----------    ----------      -----------    -----------
Balance - September 30, 1997                  2,785,998        $11,059,293    $  (89,725)     $(9,715,592)   $ 1,253,976
                                              =========        ===========    ==========      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                     COMPARATIVE STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                          1997            1996
                                                                    ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $(1,635,536)    $(323,784)

Items reconciling net loss to cash used by operating activities:
Depreciation                                                                 4,591         1,230
Amortization of debt issuance costs                                              -        28,204
Noncash compensation                                                       574,612        62,500
Changes in operating assets and liabilities:
     Accounts receivable                                                  (748,427)        2,091
     Prepaid expenses                                                      (95,748)            -
     Deposits                                                              (26,292)            -
     Accounts and interest payable and accrued expenses                    118,477        83,419
     Deferred revenue                                                      636,822        (5,952)
                                                                       -----------     ---------
Net cash used by operating activities                                   (1,171,501)     (152,292)
                                                                       -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                (45,028)            -
Software development costs                                                (282,640)            -
                                                                       -----------     ---------
Net cash used by investing activities                                     (327,668)            -
                                                                       -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable                                                  4,000       150,000
Proceeds from contract payable                                              23,471             -
Shareholder loans repaid                                                     7,227             -
Repayments under contract payable                                          (18,668)            -
Loans to shareholder                                                             -        (5,605)
Cash paid for offering costs                                                     -       (18,733)
                                                                       -----------     ---------
Net cash provided by financing activities                                   16,030       125,662
                                                                       -----------     ---------
Change in cash and cash equivalents                                     (1,483,139)      (26,630)

Cash and cash equivalents at beginning of period                         2,342,849        24,526
                                                                       -----------     ---------
Cash and cash equivalents at end of period                             $   859,710     $  (2,104)
                                                                       ===========     =========


The accompanying notes are an integral part of these financial statements.

                            TOMORROW'S MORNING, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Interim Financial Statements:

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

     Nature of Business:

     Tomorrow's Morning, Inc. (the "Company") was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of September 30, 1997, the Company is no longer a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company was previously devoting substantially all of its efforts toward establishing new business and product. During the three months ended September 30, 1997, significant orders were received for its current product.

     Basis of Presentation:

     The Company's March 1997 initial public offering (the "IPO") has created a positive working capital position as well as positive shareholders' equity at September 30, 1997. For the three months ended September 30, 1997, the Company had negative cash flows from operations of $1,454,141 and incurred a net loss of $1,435,992. Management's plans to achieve profitability include its Fall 1997 direct response advertising campaign, expanding its Reading Partners Program Adopt-a-School Program and adding other products and revenue-generating items, such as the CD-ROM game currently in development and corporate-sponsored inserts, with the objective of achieving multiple potential sales to each of its customers. The Company's management believes that its current cash balances and cash provided by future operations, if any, are sufficient to meet its working capital needs through at least September 30, 1998.

     Revenue Recognition:

     Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.

     Advertising:

     The Company expenses the costs of all general advertising in the period incurred. Advertising expense was approximately $33,000 and $19,000 for the three months ended September 30, 1997 and 1996, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", costs associated with the Company's direct response marketing efforts have been deferred and will be amortized over the period in which the related revenue is recognized. At September 30, 1997 and June 30, 1997, these deferred costs were approximately $393,000 and $106,000, respectively with $284,194 of related amortization having been recorded in the three month ended September 30, 1997 and no amortization at June 30, 1997. At September 30, 1996, there were no deferred direct marketing costs. Management periodically reviews the recoverability of deferred advertising costs.

                            TOMORROW'S MORNING, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

2.   LOANS PAYABLE:

     These loans payable are demand loans that have no stated repayment schedule. As such, they are being carried as current liabilities. These loans bear no interest and are unsecured. Included in loans payable as of September 30, 1997 and June 30, 1997 are loans of $202,799 and $198,799, respectively, due to related parties which include certain shareholders.


3.   CONTRACTS PAYABLE:

     In March 1997, the Company entered into a short-term financing contract for an insurance policy covering its directors and officers. As of September 30, 1997, the balance of the contract was $12,445.

     In the period ended September 30, 1997, the Company entered into financing contracts to purchase office equipment and a telephone system. The contracts provide for a fair-market-value purchase at the end of the lease terms. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the Company has capitalized the cost of the equipment.

     At September 30, 1996, no such financing contracts were in place.

     Lease commitments for capital leases with remaining terms of more than one year at September 30, 1997 are as follows:

  FYE June 30:
  ------------
          1998                $  4,298
          1999                   5,731
          2000                   5,731
          2001                   3,586
          2002                     299
                               -------

     Total                     $19,645
                               =======

4.   COMMITMENTS AND CONTINGENCIES:

     Leases:

     On July 1, 1997, the Company entered into an operating lease for new office facilities in Los Angeles. The lease continues until June 30, 2001 with monthly rent of $7,130 beginning September 1, 1997. The lease provides for annual base rent increases of 3% commencing July 1, 1998. The chief executive officer of the Company has signed a personal guarantee of the lease that expires after the second year of the lease. Rent expense incurred on this lease was $7,130 for the quarter ended September 30, 1997.

     The Company also leases office facilities in Ann Arbor, Michigan on a one-year operating lease that commenced May 1997. The monthly rental is $252 for twelve months expiring May 31, 1998.

     Rent expense for the quarters ended September 30, 1997 and 1996 was $9,130 and $11,250, respectively.

                            TOMORROW'S MORNING, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


4.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     In addition to the above office leases, the Company also leases an auto and office equipment under operating leases with remaining terms of more than one year.

     Lease commitments for operating leases with remaining terms of more than one year at June 30, 1997 are as follows:

          1998                $ 73,256
          1999                  97,889
          2000                  91,751
          2001                  93,494
                              --------

    Total                     $356,390
                              ========

     Software Development Agreement:

     During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP/TM/". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through September 30, 1997, expenditures for "SCOOP/TM/" were approximately $639,000, including capitalized costs.


5.   INCOME TAXES:

     The Company had deferred tax assets of approximately $2,785,000 and $2,665,000 as of September 30, 1997 and June 30, 1997, respectively, which have been offset by 100% valuation allowances of $2,785,000 and $2,665,000, respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $6,517,000, which expire in years up to 2012. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under Section 382 of the Internal Revenue Code.

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

OVERVIEW. For the quarter ended September 30, 1997, revenues were $128,232 and the Company experienced a net loss of $1,635,536 as compared to revenues of $5,929 and a net loss of $323,784 for the three months ended September 30, 1996. Until recently, the Company has been limited in its ability to increase its sales due to (i) lack of working capital, (ii) the early stage development of its products, (iii) limited market awareness and (iv) a relative lack of history compared to its competitors in the marketplace. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company sold 1,167,277 shares of Common Stock and 900,000 Common Stock Purchase Warrants (the "Warrants"), resulting in net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, in addition to the losses noted above, the Company continues to sustain substantial losses, which are expected to continue for at least the short term as the Company's expenses continue to greatly exceed its income. In order to move from losses to profitability, management believes that the Company will need to achieve the formation of strategic alliances for cooperative marketing and distribution of its Tomorrow's Morning newspaper (the "Newspaper") to schools nationwide. The Company's future growth also depends on: (i) the development of complementary products; (ii) completion and successful marketing of the SCOOP/TM/ journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program; (iv) getting one or more television shows, or interstitial news "flashes", on the air; and (v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company's intended use of the net proceeds of the IPO has been developed to help reach those goals. There can, however, be no guarantee that the Company will be able to achieve or sustain significant revenues or profitability.

RESULTS OF OPERATIONS:

Revenues for the quarter ended September 30, 1997 were $128,232, as compared to $5,929 for the three months ended September 30, 1996. This increase in revenues of approximately 2200% was primarily the result of the Company's Spring 1997 and Fall 1997 direct response advertising campaigns (the "1997 Advertising Campaigns"), which have generated orders for approximately 325,000 subscriptions through September 30, 1997. In the three months ended September 30, 1996, no formalized marketing was occurring. Costs and expenses increased to $1,777,630 during the three months ended September 30, 1997, well up from $274,232 during the quarter ended September 30, 1996. The bulk of this approximately 650% increase was the result of the increased operational activity after the Company's IPO, including adding staff and additional marketing and consulting expenditures related to the 1997 Advertising Campaigns, as well as $574,612 of compensation expense recognized in connection with the nondilutive stock options previously granted by the Company.

Total interest expense for the quarter ended September 30, 1997 was $1,082, as compared to $54,056 for the same three month period in 1996. This decrease of approximately 98% is attributable to the IPO, which resulted in all of the Company's convertible notes (6% Convertible Notes due 1996, 6% Convertible Notes due 1997 and 7% Convertible Notes due 1999) to be automatically converted into 537,227 shares of Common Stock. Due to those conversions, all interest costs associated with those notes stopped accruing in March 1997.

For the three months ended September 30, 1997, the Company experienced a net loss of $1,635,536, an increase of approximately 500% from the $323,784 net loss incurred in the three months ended September 30, 1996. The increase in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES. To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper (including the costs of its marketing campaign in Fall 1995 and the 1997

Advertising Campaigns) and the research and development of synergistic children's media products. Prior to the IPO, the Company's primary sources of financing were proceeds from the sale of Common Stock and certain promissory notes convertible into Common Stock, as well as various short-term loans. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper are directed at schools, such business is seasonal, with most sales taking place between September and June. Seasonality is not believed to be a factor with non-school sales.

In June 1997, the Company completed the first of its 1997 Advertising Campaigns, which resulted in the Company receiving orders approximating $150,000 for approximately 50,000 subscriptions beginning in September 1997. As of September 30, 1997, the remainder of the Company's 1997 Advertising Campaigns had generated orders for approximately 275,000 additional subscriptions. As of October 15, 1997, total orders generated by all 1997 Advertising Campaigns were approximately 350,000. Based on the Company's past experience, it is expected that a portion of those subscriptions will eventually be canceled. While it is not presently known how much of this potential revenue will actually be realized, the results of the 1997 Advertising Campaigns are encouraging and may indicate a trend towards increased subscription revenue in the future.

As of September 30, 1997, the Company had current assets of $2,317,030, virtually all of which were derived from the IPO and results of its 1997 Advertising Campaigns. To date, the Company has implemented a number of specific plans for the use of a large portion of those current assets. Although there can be no guarantees, such use should, in time, provide increased funds from operations through avenues such as (i) increased bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery, (ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP/TM/ game/learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising, (iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as supplemental educational materials, calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and
(vi) revenues from direct sales and licensing royalties of Company-related merchandise.

The Company believes that its current cash balances and cash provided by future operations, if any, are sufficient to meet its working capital needs through at least September 30, 1998, although the Company is currently seeking approximately $500,000 to $1,000,000 in outside debt and/or equity funding to be able to complete the development of "SCOOP" without having to use existing funds. To the extent that existing funds and cash provided by operations in periods beyond September 30, 1998, if any, are insufficient to fund the Company's planned and prospective activities, the Company will need to raise additional funds through bank borrowings, public or private debt or equity offerings, or otherwise. There can be no guarantee that such additional funding will be available on terms favorable to the Company or its shareholders, if at all. If needed funds are not available, the Company may be required to curtail its operations (including, but not limited to, the ongoing development of "SCOOP"), which could have a material adverse effect on the Company's business, operating results and financial condition.

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

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

The legal proceeding referred to in Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 has recently been settled for an immaterial amount.

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------

With respect to the IPO, the Company's registration statement under the Securities Act of 1933 became effective on February 10, 1997 (File No. 333-04792-LA) and commenced on that date, offering up to 2,000,000 shares of no par value Common Stock (aggregate offering price: $10,000,000) and up to 900,000 Warrants (aggregate offering price: $225,000). The Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $6.50 per share until February 10, 2000 and are redeemable for $0.35 each commencing January 1, 1998 under certain circumstances. The offering was conducted on a "best efforts" basis (minimum of 1,100,000 shares of Common Stock), with J.E. Liss & Company Incorporated as the Managing Placement Agent. The IPO terminated on March 28, 1997, at which point the Company had sold 1,167,277 shares of Common Stock (aggregate offering price: $5,836,385) and all 900,000 Warrants (aggregate offering price: $225,000). All securities were sold for the account of the Company.

From the effective date of the IPO until September 30, 1997, the following expenses were incurred for the Company's account in connection with the IPO (none of which are estimates) All such payments were direct or indirect payments to persons or entities other than directors, officers, affiliates or 10% or greater security holders of the Company:

TYPES OF EXPENSE                                                                                         Amount
----------------                                                                                        --------
Underwriting discounts and commissions                                                                  $566,739
Finder's fees                                                                                              - 0 -
Expenses paid to or for the Managing Placement Agent                                                     121,228
Other expenses                                                                                           228,283
                                                                                                        --------

Total Expenses                                                                                          $916,250
                                                                                                        ========

As a result of the above expenses, the IPO resulted in net offering proceeds to the Company of $5,145,135.

From the effective date of the IPO until September 30, 1997, the Company has used IPO proceeds for the following purposes (none of which are estimates):

TYPES OF EXPENSE                                                                                         Amount
----------------                                                                                        ----------
Construction of plant, building and facilities                                                          $    8,261
Purchase and installation of machinery and equipment                                                        57,302
Purchase of real estate                                                                                      - 0 -
Acquisition of other businesses                                                                              - 0 -
Repayment of indebtedness                                                                                  398,732
Working capital                                                                                          3,836,243
Temporary investments:
      Money market account                                                                                  61,178
      Repurchase agreements-U.S. Treasury Notes                                                          1,000,000
Other purposes in excess of $100,000:
      Development costs of Interactive CD-ROM Game                                                         588,895

Except for $50,000 of debt repayment and $231,917 in salaries paid to the Company's officers and a director who is also an employee, all of the above payments were made directly or indirectly to persons or entities other than directors, officers, affiliates or 10% or greater security holders of the Company. The above use of proceeds does not represent a material change from the use of proceeds described in the IPO prospectus.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)  The following Exhibits are attached hereto:

             EXHIBIT NO.              DESCRIPTION
             -----------              -----------

                  11          Computation of earnings per share.
                  27          Financial Data Schedule

(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended September 30, 1997.

                                 SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOMORROW'S MORNING, INC.



Dated: November 12, 1997            By:    /s/  STEVEN RAFT
                                          ---------------------
                                          Steven Raft
                                          Chief Financial Officer

                                 EXHIBIT INDEX

                                                         SEQUENTIALLY
EXHIBIT NUMBER                 DESCRIPTION               NUMBERED PAGE
-----------------   ----------------------------------   -------------

       11           Computation of earnings per share.              15

       27           Financial Data Schedule                         16