Form 10QSB/A
period 1997-09-30
TOMORROWS MORNING INC
filed 1997-11-17
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 1

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
Yes   X    No
    -----     -----

Number of shares of common stock outstanding at October 15, 1997: 2,785,998


Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                                    PART I
                             FINANCIAL INFORMATION

                           TOMORROW'S MORNING, INC.
                                BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                      SEPTEMBER 30, 1997    JUNE 30, 1997
                                                                      ------------------    -------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                                    $   859,710      $ 2,342,849
Accounts receivable                                                              753,807            5,380
Prepaid expenses                                                                 576,469          480,721
                                                                             -----------      -----------
Total current assets                                                           2,189,986        2,828,950
                                                                             -----------      -----------

Fixed assets, net of accumulated depreciation of $20,840
     and $16,786, respectively                                                    93,205           52,769

Deposits                                                                          57,647           31,355
                                                                             -----------      -----------
Total noncurrent assets                                                          150,852           84,124
                                                                             -----------      -----------
Total assets                                                                 $ 2,434,043      $ 2,965,843
                                                                             ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                            375,862          257,385
Deferred revenue                                                                 689,425           52,603
Contracts payable                                                                 35,916           31,114
Loans payable                                                                    268,299          264,299
                                                                             -----------      -----------
Total liabilities                                                              1,369,502          605,401
                                                                             -----------      -----------
Commitments and Contingencies

Shareholders' equity:
Preferred Stock, no par, 1,000,000 shares authorized, no shares issued.                -                -
Common Stock, no par, 4,540,000 shares authorized, 2,785,998
    shares issued and outstanding                                             11,059,293       10,484,681
Loan receivable - shareholder                                                    (89,725)         (96,952)
Accumulated deficit                                                           (9,998,232)      (8,080,056)
                                                                             -----------      -----------
Total shareholders' equity                                                       971,336        2,307,673
                                                                             -----------      -----------
Total liabilities and shareholders' equity                                   $ 2,340,838      $ 2,913,074
                                                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1997           1996
                                                  -----------    ----------
Revenue:
Subscriptions                                     $   120,382    $    5,929
Reading Partners Program                                  350             -
Sponsorships                                            7,500             -
                                                  -----------    ----------
Total revenue                                         128,232         5,929

Editorial, Production and Distribution Cost           207,662       102,548
                                                  -----------    ----------
Gross margin                                          (79,430)      (96,619)

Operating expenses                                  1,569,968       171,684
Research and development                              282,640             -
                                                  -----------    ----------
Loss from Operations                               (1,932,038)     (268,303)

Other expenses, net                                    (4,591)       (1,230)
Interest expense                                       (1,082)      (54,056)
Interest income                                        20,335           605
                                                  -----------    ----------
Loss before income taxes                           (1,917,376)     (322,984)

Income taxes                                              800           800
                                                  -----------    ----------
Net loss                                          $(1,918,176)   $ (323,784)
                                                  ===========    ==========

Net loss per share                                $     (0.69)   $    (0.27)
                                                  ===========    ==========

Weighted average number
     of shares outstanding                          2,785,998     1,199,189
                                                  ===========    ==========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Common Stock
                                              ------------------------      Loan Receivable   Accumulated
                                              Shares            Amount        Shareholder       Deficit         Total
                                              ------            ------      ---------------   -----------       -----
Balance - June 30, 1996                       1,026,494          3,268,800        (27,575)     (5,124,377)     (1,883,152)

Issuance of common stock                      1,167,277          5,347,724                                      5,347,724
Stock issuance costs                                              (304,528)                                      (304,528)
Conversion of 6% convertible notes              105,144            262,500                                        262,500
Conversion of 7% convertible notes              432,083          1,080,207                                      1,080,207
Debt issuance costs                                               (202,589)                                      (202,589)
Capital contribution-compensation                                  166,667                                        166,667
Shareholder loans                                                                 (69,377)                        (69,377)
Stock option compensation                                          733,400                                        733,400
Issuance of common stock for services            55,000            132,500                                        132,500
Net loss, 1997                                                                                 (2,955,679)     (2,955,679)
                                              ---------        -----------       --------     -----------     -----------
Balance - June 30, 1997                       2,785,998        $10,484,681       $(96,952)    $(8,080,056)    $ 2,307,673

Stock option compensation                                          574,612                                        574,612
Repayments - shareholder loans                                                      7,227                           7,227
Net loss, quarter ended September 30, 1997                                                     (1,918,176)     (1,918,176)
                                              ---------        -----------       --------     -----------     -----------
Balance - September 30, 1997                  2,785,998        $11,059,293       $(89,725)    $(9,998,232)    $   971,336
                                              =========        ===========       ========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                          1997                 1996
                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $(1,918,176)           $(323,784)

Items reconciling net loss to cash used by operating activities:
Depreciation                                                                 4,591                1,230
Amortization of debt issuance costs                                              -               28,204
Noncash compensation                                                       574,612               62,500
Changes in operating assets and liabilities:
     Accounts receivable                                                  (748,427)               2,091
     Prepaid expenses                                                      (95,748)                   -
     Deposits                                                              (26,292)                   -
     Accounts and interest payable and accrued expenses                    118,477               83,419
     Deferred revenue                                                      636,822               (5,952)
                                                                       -----------            ---------
Net cash used by operating activities                                   (1,454,141)            (152,292)
                                                                       -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                (45,028)                   -
                                                                       -----------            ---------
Net cash used by investing activities                                      (45,028)                   -
                                                                       -----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable                                                  4,000              150,000
Proceeds from contract payable                                              23,471                    -
Shareholder loans repaid                                                     7,227                    -
Repayments under contract payable                                          (18,668)                   -
Loans to shareholder                                                             -               (5,605)
Cash paid for offering costs                                                     -              (18,733)
                                                                       -----------            ---------
Net cash provided by financing activities                                   16,030              125,662
                                                                       -----------            ---------
Change in cash and cash equivalents                                     (1,483,139)             (26,630)

Cash and cash equivalents at beginning of period                         2,342,849               24,526
                                                                       -----------            ---------
Cash and cash equivalents at end of period                             $   859,710            $  (2,104)
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

     Basis of Presentation:

     The Company's initial public offering, completed in March 1997 (the "IPO"), has created a positive working capital position as well as positive shareholders' equity at September 30, 1997. For the three months ended September 30, 1997, the Company had negative cash flows from operations of $1,454,141 and incurred a net loss of $1,918,176. Management's plans to achieve profitability include its Fall 1997 direct response advertising campaign, expanding its Reading Partners Program Adopt-a-School Program and adding other products and revenue-generating items, such as the CD-ROM game currently in development and corporate-sponsored inserts, with the objective of achieving multiple potential sales to each of its customers. The Company's management believes that its current cash balances and cash provided by future operations, if any, are sufficient to meet its working capital needs through at least September 30, 1998.

     Revenue Recognition:

     Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.

     Advertising:

     The Company expenses the costs of all general advertising in the period incurred. Advertising expense was approximately $33,000 and $19,000 for the three months ended September 30, 1997 and 1996, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", costs associated with the Company's direct response marketing efforts have been deferred and will be amortized over the period in which the related revenue is recognized. At September 30, 1997 and June 30, 1997, these deferred costs were approximately $393,000 and $106,000, respectively, with $284,194 of related amortization having been recorded in the three months ended September 30, 1997 and no amortization at June 30, 1997. At September 30, 1996, there were no deferred direct marketing costs. Management periodically reviews the recoverability of deferred advertising costs.

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
                                             ========

     Software Development Agreement:

     During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP(TM)". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through September 30, 1997, expenditures for "SCOOP(TM)" were approximately $639,000.


5.   INCOME TAXES:

     The Company had deferred tax assets of approximately $2,907,000 and $2,665,000 as of September 30, 1997 and June 30, 1997, respectively, which have been offset by 100% valuation allowances of $2,907,000 and $2,665,000, respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $6,800,000, which expire in years up to 2012. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under Section 382 of the Internal Revenue Code.

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

OVERVIEW. For the quarter ended September 30, 1997, revenues were $128,232 and the Company experienced a net loss of $1,918,176, as compared to revenues of $5,929 and a net loss of $323,784 for the three months ended September 30, 1996. Until recently, the Company has been limited in its ability to increase its sales due to (i) lack of working capital, (ii) the early stage development of its products, (iii) limited market awareness and (iv) a relative lack of history compared to its competitors in the marketplace. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company sold 1,167,277 shares of Common Stock and 900,000 Common Stock Purchase Warrants (the "Warrants"), resulting in net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, in addition to the losses noted above, the Company continues to sustain substantial losses, which are expected to continue for at least the short term as the Company's expenses continue to greatly exceed its income. In order to move from losses to profitability, management believes that the Company will need to achieve the formation of strategic alliances for cooperative marketing and distribution of its Tomorrow's Morning newspaper (the "Newspaper") to schools nationwide. The Company's future growth also depends on:
(i) the development of complementary products; (ii) completion and successful marketing of the SCOOP(TM) journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program; (iv) getting one or more television shows, or interstitial news "flashes", on the air; and (v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company's intended use of the net proceeds of the IPO has been developed to help reach those goals. There can, however, be no guarantee that the Company will be able to achieve or sustain significant revenues or profitability.


RESULTS OF OPERATIONS:

Revenues for the quarter ended September 30, 1997 were $128,232, as compared to $5,929 for the three months ended September 30, 1996. This increase in revenues of approximately 2200% was primarily the result of the Company's Spring 1997 and Fall 1997 direct response advertising campaigns (the "1997 Advertising Campaigns"), which have generated orders for approximately 325,000 subscriptions through September 30, 1997. In the three months ended September 30, 1996, no formalized marketing was occurring. Costs and expenses increased to $2,060,270 during the three months ended September 30, 1997, well up from $274,232 during the quarter ended September 30, 1996. The bulk of this approximately 750% increase was the result of the increased operational activity after the Company's IPO, including adding staff and additional marketing and consulting expenditures related to the 1997 Advertising Campaigns, as well as $282,640 of research and development costs associated with the SCOOP(TM) CD-ROM. In addition, $574,612 of compensation expense was recognized in connection with the nondilutive stock options previously granted by the Company.


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


For the three months ended September 30, 1997, the Company experienced a net loss of $1,918,176, an increase of approximately 592% from the $323,784 net loss incurred in the three months ended September 30, 1996. The increase in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by a decrease in interest expense.


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

As of September 30, 1997, the Company had current assets of $2,189,986, virtually all of which were derived from the IPO and results of its 1997 Advertising Campaigns. To date, the Company has implemented a number of specific plans for the use of a large portion of those current assets. Although there can be no guarantees, such use should, in time, provide increased funds from operations through avenues such as (i) increased bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery, (ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP(TM) game/learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising, (iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as supplemental educational materials, calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and
(vi) revenues from direct sales and licensing royalties of Company-related merchandise.

The Company believes that its current cash balances and cash provided by future operations, if any, are sufficient to meet its working capital needs through at least September 30, 1998, although the Company is currently seeking approximately $500,000 to $1,000,000 in outside debt and/or equity funding to be able to complete the development of "SCOOP(TM)" without having to use existing funds. To the extent that existing funds and cash provided by operations in periods beyond September 30, 1998, if any, are insufficient to fund the Company's planned and prospective activities, the Company will need to raise additional funds through bank borrowings, public or private debt or equity offerings, or otherwise. There can be no guarantee that such additional funding will be available on terms favorable to the Company or its shareholders, if at all. If needed funds are not available, the Company may be required to curtail its operations (including, but not limited to, the ongoing development of "SCOOP(TM)"), which could have a material adverse effect on the Company's business, operating results and financial condition.

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


                                       TOMORROW'S MORNING, INC.



Dated: November 17, 1997               By:      /s/ STEVEN RAFT
                                          -----------------------------
                                                Steven Raft
                                                Chief Financial Officer

                                 EXHIBIT INDEX

                                                         SEQUENTIALLY
Exhibit Number                 DESCRIPTION               NUMBERED PAGE
-----------------   ----------------------------------   -------------

       11           Computation of earnings per share.              14

       27           Financial Data Schedule                         15
