Form 10QSB/A
period 1997-09-30
TOMORROWS MORNING INC
filed 1997-12-03
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 2

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

                                    PART I
                             FINANCIAL INFORMATION

                           TOMORROW'S MORNING, INC.
                                BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                      SEPTEMBER 30, 1997    JUNE 30, 1997
                                                                      ------------------    -------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                                    $   859,710      $ 2,342,849
Accounts receivable                                                              753,807            5,380
Prepaid expenses                                                                 576,469          480,721
Loan receivable - shareholder                                                     36,000                0
                                                                             -----------      -----------
Total current assets                                                           2,225,986        2,828,950
                                                                             -----------      -----------

Fixed assets, net of accumulated depreciation of $20,840
     and $16,786, respectively                                                    93,205           52,769

Deposits                                                                          57,647           31,355
Loan receivable - shareholder                                                     53,725           96,952
                                                                             -----------      -----------
Total noncurrent assets                                                          204,577          181,076
                                                                             -----------      -----------
Total assets                                                                 $ 2,430,563      $ 3,010,026
                                                                             ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                            375,862          257,385
Deferred revenue                                                                 689,425           52,603
Contracts payable                                                                 35,916           31,114
Loans payable                                                                    268,299          264,299
                                                                             -----------      -----------
Total liabilities                                                              1,369,502          605,401
                                                                             -----------      -----------
Commitments and Contingencies

Shareholders' equity:
Preferred Stock, no par, 1,000,000 shares authorized, no shares issued.                -                -
Common Stock, no par, 4,540,000 shares authorized, 2,785,998
    shares issued and outstanding                                             11,059,293       10,484,681
Accumulated deficit                                                           (9,998,232)      (8,080,056)
                                                                             -----------      -----------
Total shareholders' equity                                                     1,061,061        2,404,625
                                                                             -----------      -----------
Total liabilities and shareholders' equity                                   $ 2,430,563      $ 3,010,026
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

                           TOMORROW'S MORNING, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Common Stock
                                              ------------------------         Accumulated
                                              Shares            Amount           Deficit         Total
                                              ------            ------         -----------       -----
Balance - June 30, 1996                       1,026,494          3,268,800     (5,124,377)       (1,855,577)

Issuance of common stock                      1,167,277          5,347,724                        5,347,724
Stock issuance costs                                              (304,528)                        (304,528)
Conversion of 6% convertible notes              105,144            262,500                          262,500
Conversion of 7% convertible notes              432,083          1,080,207                        1,080,207
Debt issuance costs                                               (202,589)                        (202,589)
Capital contribution-compensation                                  166,667                          166,667
Shareholder loans                                                                 (69,377)
Stock option compensation                                          733,400                          733,400
Issuance of common stock for services            55,000            132,500                          132,500
Net loss, 1997                                                                 (2,955,679)       (2,955,679)
                                              ---------        -----------    -----------       -----------
Balance - June 30, 1997                       2,785,998        $10,484,681    $(8,080,056)      $ 2,404,625

Stock option compensation                                          574,612                          574,612
Net loss, quarter ended September 30, 1997                                     (1,918,176)       (1,918,176)
                                              ---------        -----------    -----------       -----------
Balance - September 30, 1997                  2,785,998        $11,059,293    $(9,998,232)      $ 1,061,061
                                              =========        ===========    ===========       ===========

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

As of September 30, 1997, the Company had current assets of $2,225,986, virtually all of which were derived from the IPO and results of its 1997 Advertising Campaigns. To date, the Company has implemented a number of specific plans for the use of a large portion of those current assets. Although there can be no guarantees, such use should, in time, provide increased funds from operations through avenues such as (i) increased bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery, (ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP(TM) game/learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising, (iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as supplemental educational materials, calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and
(vi) revenues from direct sales and licensing royalties of Company-related merchandise.

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

                                    PART II
                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)       The following Exhibits are attached hereto:

              EXHIBIT NO.               DESCRIPTION
              -----------               -----------

                  11*          Computation of earnings per share.
                  27           Financial Data Schedule

*Previously filed.

(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended September 30, 1997.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TOMORROW'S MORNING, INC.



Dated: December 3, 1997                By:      /s/ STEVEN RAFT
                                          -----------------------------
                                                Steven Raft
                                                Chief Financial Officer

                                 EXHIBIT INDEX

                                                         SEQUENTIALLY
Exhibit Number                 DESCRIPTION               NUMBERED PAGE
-----------------   ----------------------------------   -------------

       11*          Computation of earnings per share.              14

       27           Financial Data Schedule                         15


*Previously filed.