Form 10QSB/A
period 1997-09-30
TOMORROWS MORNING INC
filed 1997-12-22
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 3

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

                                    PART I
                             FINANCIAL INFORMATION

                           TOMORROW'S MORNING, INC.
                                BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                      SEPTEMBER 30, 1997    JUNE 30, 1997
                                                                      ------------------    -------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                                    $   859,710      $ 2,342,849
Accounts receivable                                                              753,807            5,380
Prepaid expenses                                                                 576,469          480,721
Loan receivable - shareholder                                                     36,000                0
                                                                             -----------      -----------
Total current assets                                                           2,225,986        2,828,950
                                                                             -----------      -----------

Fixed assets, net of accumulated depreciation of $20,840
     and $16,786, respectively                                                    93,205           52,769

Deposits                                                                          57,647           31,355
Loan receivable - shareholder                                                     53,725                0
                                                                             -----------      -----------
Total noncurrent assets                                                          204,577           84,124
                                                                             -----------      -----------
Total assets                                                                 $ 2,430,563      $ 2,913,074
                                                                             ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                            375,862          257,385
Deferred revenue                                                                 689,425           52,603
Contracts payable                                                                 35,916           31,114
Loans payable                                                                    268,299          264,299
                                                                             -----------      -----------
Total liabilities                                                              1,369,502          605,401
                                                                             -----------      -----------
Commitments and Contingencies

Shareholders' equity:
Preferred Stock, no par, 1,000,000 shares authorized, no shares issued.                -                -
Common Stock, no par, 4,540,000 shares authorized, 2,785,998
    shares issued and outstanding                                             11,059,293       10,484,681
Loan receivable - shareholder                                                          0          (96,952)
Accumulated deficit                                                           (9,998,232)      (8,080,056)
                                                                             -----------      -----------
Total shareholders' equity                                                     1,061,061        2,307,673
                                                                             -----------      -----------
Total liabilities and shareholders' equity                                   $ 2,430,563      $ 2,913,074
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

                           TOMORROW'S MORNING, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Common Stock
                                              ------------------------       Loan Receivable   Accumulated
                                              Shares            Amount        Shareholder        Deficit         Total
                                              ------            ------       ---------------   -----------       -----
Balance - June 30, 1996                       1,026,494          3,268,800        (27,575)     (5,124,377)       (1,883,152)

Issuance of common stock                      1,167,277          5,347,724                                        5,347,724
Stock issuance costs                                              (304,528)                                        (304,528)
Conversion of 6% convertible notes              105,144            262,500                                          262,500
Conversion of 7% convertible notes              432,083          1,080,207                                        1,080,207
Debt issuance costs                                               (202,589)                                        (202,589)
Capital contribution-compensation                                  166,667                                          166,667
Shareholder loans                                                                 (69,377)                          (69,377)
Stock option compensation                                          733,400                                          733,400
Issuance of common stock for services            55,000            132,500                                          132,500
Net loss, 1997                                                                                 (2,955,679)       (2,955,679)
                                              ---------        -----------       --------     -----------       -----------
Balance - June 30, 1997                       2,785,998        $10,484,681       $(96,952)    $(8,080,056)      $ 2,307,673

Stock option compensation                                          574,612                                          574,612
Repayments - shareholder loans                                                      7,227                             7,227
Reclassification - shareholder loans                                               89,725                            89,725
Net loss, quarter ended September 30, 1997                                                     (1,918,176)       (1,918,176)
                                              ---------        -----------       --------     -----------       -----------
Balance - September 30, 1997                  2,785,998        $11,059,293       $      0     $(9,998,232)      $ 1,061,061
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


                                       TOMORROW'S MORNING, INC.



Dated: December 22, 1997                By:      /s/ STEVEN RAFT
                                          -----------------------------
                                                Steven Raft
                                                Chief Financial Officer

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