Form 10QSB/A
period 1997-09-30
TOMORROWS MORNING INC
filed 1998-02-02
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 4

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

                                    PART I
                             FINANCIAL INFORMATION

                           TOMORROW'S MORNING, INC.
                                BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                      SEPTEMBER 30, 1997    JUNE 30, 1997
                                                                      ------------------    -------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                                    $   859,710      $ 2,342,849
Accounts receivable                                                              753,807            5,380
Prepaid expenses                                                                 576,469          480,721
                                                                             -----------      -----------
Total current assets                                                           2,189,986        2,828,950
                                                                             -----------      -----------

Fixed assets, net of accumulated depreciation of $20,840
     and $16,786, respectively                                                    93,205           52,769

Deposits                                                                          57,647           31,355
                                                                             -----------      -----------
Total noncurrent assets                                                          150,852           84,124
                                                                             -----------      -----------
Total assets                                                                 $ 2,340,838      $ 2,913,074
                                                                             ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                            375,862          257,385
Deferred revenue                                                                 689,425           52,603
Contracts payable                                                                 35,916           31,114
Loans payable                                                                    268,299          264,299
                                                                             -----------      -----------
Total liabilities                                                              1,369,502          605,401
                                                                             -----------      -----------
Commitments and Contingencies

Shareholders' equity:
Preferred Stock, no par, 1,000,000 shares authorized, no shares issued.                -                -
Common Stock, no par, 4,540,000 shares authorized, 2,785,998
    shares issued and outstanding                                             11,059,293       10,484,681
Loan receivable - shareholder                                                    (89,725)         (96,952)
Accumulated deficit                                                           (9,998,232)      (8,080,056)
                                                                             -----------      -----------
Total shareholders' equity                                                       971,336        2,307,673
                                                                             -----------      -----------
Total liabilities and shareholders' equity                                   $ 2,340,838      $ 2,913,074
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


                                       TOMORROW'S MORNING, INC.



Dated: February 2, 1998                By:      /s/ STEVEN RAFT
                                          -----------------------------
                                                Steven Raft
                                                Chief Financial Officer

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