Form 10QSB
period 1997-12-31
TOMORROWS MORNING INC
filed 1998-02-23
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997
OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]       EXCHANGE ACT OF 1934.

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

Yes  X    No
    _____    _____


Number of shares of common stock outstanding at February 10, 1998: 2,818,692


Transitional Small Business Disclosure Format (check one) : Yes       No  X
                                                                ----     ----

                                    PART I
                             FINANCIAL INFORMATION

                             TOMORROW'S MORNING, INC.
                                  BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                   December 31, 1997         June 30, 1997
                                                                                   -------------------------------------------
                                                              ASSETS
Current assets:
Cash and cash equivalents                                                           $     111,013          $   2,342,849
Accounts receivable                                                                       330,262                  5,380
Prepaid expenses                                                                          191,504                480,721
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      632,779              2,828,950
------------------------------------------------------------------------------------------------------------------------------

Fixed assets, net of accumulated depreciation of $27,425
     and $16,786, respectively                                                            112,976                 52,769
Deposits                                                                                   32,472                 31,355
------------------------------------------------------------------------------------------------------------------------------
Total noncurrent assets                                                                   145,448                 84,124
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $     778,227          $   2,913,074
==============================================================================================================================

                                          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities:
Accounts payable and accrued expenses                                                     680,533                257,385
Deferred revenue                                                                          273,785                 52,603
Contracts payable                                                                           5,731                 31,114
Loans payable                                                                             264,299                264,299
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               1,224,349                605,401
------------------------------------------------------------------------------------------------------------------------------

Noncurrent portion of contracts payable                                                    16,306                     -
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       1,240,655                605,401
------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' (deficit) equity:
Preferred Stock, no par, 1,000,000 shares authorized, no shares issued                         -                      -
Common Stock, no par, 4,540,000 shares authorized, 2,818,692 and
    2,785,998 shares issued and outstanding, respectively                              12,601,862             10,484,681
Loan receivable - shareholder                                                             (82,316)               (96,952)
Accumulated deficit                                                                   (12,981,974)            (8,080,056)
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' (deficit) equity                                                     (462,428)             2,307,673
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' (deficit) equity                                $     778,227          $   2,913,074
==============================================================================================================================

The accompanying notes are an integral part of these financial statements.                                              Page 2

                           TOMORROW'S MORNING, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three months ended                      Six months ended
                                                        December 31,                          December 31,
                                                    1997          1996                     1997          1996
                                               -----------------------------          ----------------------------
Revenue:
Subscriptions                                  $      95,834    $      9,806          $    216,216      $   15,735
Reading Partners Program                               5,600               -                 5,950               -
Sponsorships                                               -               -                 7,500               -

----------------------------------------------------------------------------          ----------------------------
Total revenue                                        101,434           9,806                229,666         15,735

Editorial, Production and Distribution Cost          330,330          89,763                537,992        192,311

----------------------------------------------------------------------------          ----------------------------
Gross margin                                        (228,896)        (79,957)              (308,326)      (176,576)

Operating expenses                                 1,096,466         216,787              2,096,468        389,701
Noncash option compensation and consulting fees    1,451,592               -              2,026,204              -
Research and development                             180,820               -                463,460              -

----------------------------------------------------------------------------          ----------------------------
Loss from Operations                              (2,957,774)       (296,744)            (4,894,458)      (566,277)

Legal settlement                                     (30,000)              -                (30,000)             -
Interest expense                                      (1,443)        (40,881)                (2,525)       (81,437)
Interest income                                        5,530             717                 25,865          1,322

----------------------------------------------------------------------------          ----------------------------
Loss before income taxes                          (2,983,687)       (336,908)            (4,901,118)      (646,392)

Income taxes                                               -               -                    800            800
----------------------------------------------------------------------------          ----------------------------
Net loss                                       $  (2,983,687)   $   (336,908)         $  (4,901,918)   $  (647,192)
============================================================================          ============================
Net loss per share                             $       (1.07)   $      (0.28)         $       (1.75)   $     (0.54)
============================================================================         =============================

Weighted average number
     of shares outstanding                         2,800,528       1,199,189             2,793,263       1,199,189
                                               =============================          ============================

The accompanying notes are an integral part of these financial statements.                                 Page 3

                           TOMORROW'S MORNING, INC.
            STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                                                  Common Stock
                                           ------------------------------  Loan Receivable    Accumulated
                                               Shares         Amount         Shareholder        Deficit            Total
                                           ---------------------------------------------------------------------------------
Balance - June 30, 1996                       1,026,494       3,268,800         (27,575)        (5,124,377)       (1,883,152)

Issuance of common stock                      1,167,277       5,347,724                                            5,347,724
Stock issuance costs                                           (304,528)                                            (304,528)
Conversion of 6% convertible notes              105,144         262,500                                              262,500
Conversion of 7% convertible notes              432,083       1,080,207                                            1,080,207
Debt issuance costs                                            (202,589)                                            (202,589)
Capital contribution-compensation                               166,667                                              166,667
Shareholder loans                                                               (69,377)                             (69,377)
Stock option compensation                                       733,400                                              733,400
Issuance of common stock for services            55,000         132,500                                              132,500
Net loss, 1997                                                                                  (2,955,679)       (2,955,679)

----------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                       2,785,998    $ 10,484,681       $ (96,952)      $ (8,080,056)     $  2,307,673

Stock option compensation                                     1,918,634                                            1,918,634
Stock issued - settlement of litigation           5,000          30,000                                               30,000
Stock options exercised                          27,694         168,548                                              168,548
Repayments - shareholder loans                                                   14,636                               14,636
Net loss, six months ended December 31, 1997                                                    (4,901,918)       (4,901,918)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997 (Unaudited)       2,818,692    $ 12,601,862       $ (82,316)      $(12,981,974)     $   (462,428)
============================================================================================================================
The accompanying notes are an integral part of these financial statements.                                            Page 4

                           TOMORROW'S MORNING, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Six months ended
                                                                                   December 31,
                                                                               1997          1996
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $  (4,901,918)   $(647,192)

Items reconciling net loss to cash used by operating activities:
Depreciation                                                                     10,639        2,460
Amortization of debt issuance costs                                                 -         29,408
Noncash litigation settlement                                                    30,000         -
Noncash compensation and consulting expense                                   2,026,204      125,000
Changes in operating assets and liabilities:
     Accounts receivable                                                       (324,882)        (682)
     Prepaid expenses                                                           289,217         -
     Deposits                                                                    (1,117)        -
     Accounts and interest payable and accrued expenses                         423,149      187,794
     Deferred revenue                                                           221,182       19,289
-----------------------------------------------------------------------------------------------------
Net cash used by operating activities                                        (2,227,526)    (283,923)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                     (70,847)        -
-----------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (70,847)        -
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable                                                       4,000      317,276
Proceeds from contract payable                                                   23,471         -
Proceeds from exercise of stock options                                          60,978         -
Repayments from shareholder, net of unpaid interest                              14,636         -
Repayments under contract payable                                               (32,548)        -
Repayments of loans payable                                                      (4,000)        -
Loans to shareholder                                                               -         (11,322)
Cash paid for offering costs                                                       -         (76,938)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        66,537      229,016
-----------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                          (2,231,836)     (54,907)

Cash and cash equivalents at beginning of period                              2,342,849       24,526
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents /(overdraft) at end of period                   $     111,013    $ (30,381)
=====================================================================================================

The accompanying notes are an integral part of these financial statements.                      Page 5

                           TOMORROW'S MORNING, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Interim Financial Statements:

    The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Tomorrow's Morning, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 1997.

    Nature of Business:

    The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. Through June 30, 1997, the Company was devoting substantially all of its efforts toward establishing new business and product. During the three months ended September 30, 1997, significant orders were received for its current product; therefore, as of September 30, 1997, the Company was no longer considered a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7.

    Basis of Presentation:

    For the six months ended December 31, 1997, the Company had negative cash flows from operations of $2,227,526 and incurred a net loss of $4,901,918. The Company expects its losses to continue for at least the short term as the Company's expenses continue to greatly exceed its income. The Company's future profitability depends on: (i) the development of complementary products; (ii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program; (iv) getting one or more television shows, or interstitial news "flashes", on the air; and (v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future .

    Revenue Recognition:

    Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.

                            TOMORROW'S MORNING, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Advertising:

     The Company expenses the costs of all general advertising in the period incurred. Advertising expense was approximately $25,000 and $12,000 for the three months ended December 31, 1997 and 1996, respectively. For the six months ended December 31, 1997 and 1996, advertising expense was approximately $58,000 and $32,000, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", costs associated with the Company's direct response marketing efforts have been deferred and will be amortized over the period in which the related revenue is recognized. At December 31, 1997 and June 30, 1997, these deferred costs were approximately $911,000 and $106,000, respectively, with $567,497 and $851,691 of related amortization having been recorded in the three and six months ended December 31, 1997 and no amortization at June 30, 1997. At December 31, 1996, there were no deferred direct marketing costs. Management periodically reviews the recoverability of deferred advertising costs.


2.   LOANS PAYABLE:

     These loans payable are demand loans that have no stated repayment schedule. As such, they are being carried as current liabilities. These loans bear no interest and are unsecured. Included in loans payable as of December 31, 1997 and June 30, 1997 are loans of $198,799 due to related parties which include certain shareholders.


3.   CONTRACTS PAYABLE:

     In March 1997, the Company entered into a short-term financing contract for an insurance policy covering its directors and officers. As of December 31, 1997, the balance of the contract was fully paid.

     In the six months ended December 31, 1997, the Company entered into lease contracts to purchase office equipment and a telephone system. The contracts provide for a fair-market-value purchase at the end of the lease terms. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the Company has capitalized the cost of the equipment.

     Lease commitments for capital leases with remaining terms of more than one year at December 31, 1997 are as follows:


        FYE June 30:
        ------------
          1998                $  2,865
          1999                   5,731
          2000                   5,731
          2001                   4,123
          2002                   3,586
          2003                     299
                              --------
          Total               $ 22,337
                              ========


                            TOMORROW'S MORNING, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Leases:

     On July 1, 1997, the Company entered into an operating lease for new office facilities in Los Angeles. The lease continues until June 30, 2001 with monthly rent of $7,514 beginning September 1, 1997. The lease provides for annual base rent increases of 3% commencing July 1, 1998. The chief executive officer of the Company has signed a personal guarantee of the lease that expires after the second year of the lease.

     The Company also leases office facilities in Ann Arbor, Michigan on a one-year operating lease that commenced May 1997. The monthly rental is $252 for twelve months expiring May 31, 1998.

     Rent expense for the three and six months ended December 31, 1997 was $21,894 and $30,032, respectively. For the three and six months ended December 31, 1996, rent expense was $11,250 and $22,500, respectively.

     In addition to the above office leases, the Company also leases an auto and office equipment under operating leases with remaining terms of more than one year.

     Lease commitments for operating leases with remaining terms of more than one year at December 31, 1997 are as follows:

          1998                $  51,480
          1999                  102,640
          2000                   96,645
          2001                   93,914
                               --------

          Total               $ 367,222
                              =========

     Software Development Agreement:

     During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP(TM)". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through December 31, 1997, expenditures for "SCOOP(TM)" were approximately $820,000 of which $72,500 is included in prepaid expenses.

     The Year 2000 Issue:

     The Company has begun addressing the potential impact of the Year 2000 Issue by inquiring of its vendors, customers, and others it does business with, regarding the effect it may have on the Company's operations and relationships with these entities. Internally, the Company has completed an initial review of its operations to determine areas that need to be further investigated regarding the effect of the Year 2000 Issues. At this point in time, the Company believes that the Year 2000 Issues as to its own information systems will not have a material effect on its operations.

5.   NONCASH TRANSACTIONS:

     The Company's Variable Non-dilutive Stock Option Agreements were amended during the quarter ended December 31, 1997 to remove the variable and non-dilutive features, effectively freezing the number of common shares the optionees were previously granted. The effect of the amendments was a charge to earnings of $1,344,022. Charges related to these options totaled $1,918,634 for the six months ended December 31, 1997

     In addition to the above transactions, options previously granted by the Company were exercised by various unrelated parties during the three month period ended December 31, 1997. The exercise of these options resulted in a charge to earnings totaling $107,570.

     On December 4, 1997, the Company settled litigation with a shareholder by issuing 5,000 shares of common stock. The charge to earnings regarding this transaction was $30,000.

                            TOMORROW'S MORNING, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.   INCOME TAXES:

     The Company had deferred tax assets of approximately $3,567,000 and $2,665,000 as of December 31, 1997 and June 30, 1997, respectively, which have been offset by 100% valuation allowances of $3,567,000 and $2,665,000, respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $8,300,000, which expire in years up to 2012. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under Section 382 of the Internal Revenue Code.

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

OVERVIEW. For the quarter ended December 31, 1997, revenues were $101,434 and the Company experienced a net loss of $2,983,687, as compared to revenues of $9,806 and a net loss of $336,908 for the three months ended December 31, 1996. For the six months ended December 31, 1997, revenues were $229,666 and the Company incurred a net loss of $4,901,918, as compared to revenues of $15,735 and a net loss of $647,192 for the six months ended December 31, 1996. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company received net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, in addition to the losses noted above, the Company continues to sustain substantial losses, which are expected to continue for at least the short term as the Company's expenses continue to greatly exceed its income. The Company's future profitability depends on: (i) the development of complementary products; (ii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iii) the formation of joint-marketing alliances for corporate sponsorship of school subscriptions to Tomorrow's Morning (the "Newspaper")
                                       ------------------
through the Company's Reading Partners Program; (iv) getting one or more television shows, or interstitial news "flashes", on the air; and (v) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. As shown in Part II below under "Item 2 -Changes in Securities and Use of Proceeds," the Company has used all of the net proceeds of the IPO and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

RESULTS OF OPERATIONS:

Three Month Periods Ended December 31, 1997 and 1996:

Revenues for the quarter ended December 31, 1997 were $101,434, as compared to $9,806 for the three months ended December 31, 1996. This increase in revenues of approximately 930% was primarily the result of the Company's Spring 1997 and Fall 1997 direct response advertising campaigns (the "1997 Advertising Campaigns"), which have generated orders for approximately 125,000 subscriptions net of cancellations through December 31, 1997. Costs and expenses increased to $3,090,651 during the three months ended December 31, 1997, well up from $347,431 during the quarter ended December 31, 1996. About half of this approximately 790% increase was the result of $1,451,592 of noncash compensation and consulting expense being recognized in connection with the freezing of the Company's variable nondilutive stock options as well as the exercise by unrelated parties of stock options that were previously granted by the Company. In addition, marketing expense of approximately $610,000 related to the 1997 Advertising Campaigns, as well as $180,820 of research and development costs associated with the SCOOP(TM) CD-ROM were charged to operations in the quarter.

Total interest expense for the quarter ended December 31, 1997 was $1,443, as compared to $40,881 for the same three month period in 1996. This decrease of approximately 96% is attributable to the IPO, which resulted in all of the Company's convertible notes (6% Convertible Notes due 1996, 6% Convertible Notes due 1997 and 7% Convertible Notes due 1999) being automatically converted into 537,227 shares of Common Stock. Due to those conversions, all interest costs associated with those notes stopped accruing in March 1997.

For the three months ended December 31, 1997, the Company experienced a net loss of $2,983,687, an increase of approximately 790% from the $336,908 net loss incurred in the three months ended December 31, 1996. The increase in net loss was primarily due to the factors described above with respect to costs, operating expenses and noncash expenses, partially offset by a decrease in interest expense.

Six Month Periods Ended December 31, 1997 and 1996:

Revenues for the six months ended December 31, 1997 were $229,666, as compared to $15,735 for the six months ended December 30, 1996. This approximately fifteen-fold increase in revenues was primarily the result of the 1997 Advertising Campaigns. In the six months ended December 31, 1996, no formalized marketing was occurring. Costs and expenses increased to $5,156,649 during the six months ended December 31, 1997, well up from $663,449 during the six months ended December 31, 1996. This approximately 680% increase includes $2,026,204 of noncash compensation and consulting expense that was recognized in connection with the freezing of the Company's variable nondilutive stock options as well as the exercise by unrelated parties of stock options that were previously granted by the Company and approximately $960,000 of marketing expense related to the Company's 1997 Advertising Campaigns, as well as $463,460 of research and development costs associated with the SCOOP(TM) CD-ROM.

Total interest expense for the six months ended December 31, 1997 was $2,525, as compared to $81,437 for the same six month period in 1996. This decrease of approximately 97% is attributable to the IPO, which resulted in all of the Company's convertible notes being automatically converted into 537,227 shares of Common Stock. Due to those conversions, all interest costs associated with those notes stopped accruing in March 1997.

For the six months ended December 31, 1997, the Company experienced a net loss of $4,901,918, an increase of approximately 660% from the $647,192 net loss incurred in the six months ended December 31, 1996. The increase in net loss was primarily due to the factors described above with respect to costs, operating expenses and noncash expenses, partially offset by a decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES. To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper (including the costs of its marketing campaign in Fall 1995 and the 1997 Advertising Campaigns) and the research and development of synergistic children's media products. Prior to the IPO, the Company's primary sources of financing were proceeds from the sale of Common Stock and certain promissory notes convertible into Common Stock, as well as various short-term loans. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper are directed at schools (which are currently the source of most subscriptions), such business is seasonal, with most sales taking place between September and June. Seasonality is not believed to be a factor with non-school sales.

In June 1997, the Company completed the first phase of its 1997 Advertising Campaigns, which resulted in the Company receiving orders approximating $150,000 for approximately 50,000 subscriptions beginning in September 1997. As of September 30, 1997, the second phase of the 1997 Advertising Campaigns had generated orders for approximately 300,000 additional subscriptions, initially resulting in total orders of approximately 350,000 generated by the 1997 Advertising Campaigns. However, through December 31, 1997, approximately 225,000 of those subscriptions have been canceled. While it is not presently known how much of the remaining potential revenue will actually be realized, the results of the 1997 Advertising Campaigns are still encouraging and have resulted in greatly increased subscription revenue through December 31, 1997.

As of December 31, 1997, the Company had current assets of $632,779, virtually all of which were derived from the results of its 1997 Advertising Campaigns. To date, the Company has utilized all of its IPO proceeds and those subscription receivables already collected in a variety of ways. Although there can be no guarantees, such use, when combined with the additional required funding described below, should, in time, provide increased funds from operations through avenues such as (i) increased bulk subscription sales to schools, libraries and hospitals, and individual subscription sales for home delivery,
(ii) periodic revenue from Newspaper inserts sponsored by corporate and philanthropic organizations, plus additional contract publishing for distribution through such sponsors' own channels, (iii) sales of the SCOOP(TM) CD-ROM game/learning system and other related products, (iv) revenues from proposed on-line activities, including subscription dues, sponsorship of specific areas of the Company's website and advertising, (iv) royalties from, and direct sales of, the Company's proposed ancillary publishing products, such as supplemental educational materials, calendars, posters, playing cards and games, (v) fees from the creation, production and syndication of proposed TV shows and (vi) revenues from direct sales and licensing royalties of Company-related merchandise.

In the Company's fiscal quarter ended September 30, 1997, the Company began seeking approximately $500,000 to $1,000,000 in outside debt and/or equity funding in order to be able to complete the development of SCOOP(TM) without having to use existing funds. To date, the Company has not obtained that funding. However, because of the importance of SCOOP(TM) to the future of the Company, the Company has continued to fund development of that product out of existing funds. This, combined with a greater than expected number of subscription cancellations, has depleted the Company's working capital to a greater extent than was previously expected. At this point, the Company is experiencing some difficulty in meeting financial obligations to certain of its trade creditors, primarily the vendor which prints the Newspaper. As a result, in order for the Company to continue its present and prospective activities in the near-term, the Company must raise approximately $500,000 to $1,000,000 through bank borrowings, public or private debt or equity offerings, or otherwise. In addition to ongoing discussions with prospective lenders, as well as continued solicitation of Newspaper sponsorships through the Reading Partners Program, the Company is attempting to raise at least a portion of the needed short-term funds through the private issuance of convertible preferred stock to certain persons who are already Company shareholders. The Company is also continuing discussions with several prospective distributors of SCOOP(TM), which could result in a royalty advance to the Company of up to $1 million in the near future. There can be no guarantee that such funding will be available on terms favorable to the Company or its shareholders, if at all. If needed funds are not available, the Company will be required to curtail its operations (including, but not limited to, publication of the Newspaper and the ongoing development of SCOOP(TM)), which will have a material adverse effect on the Company's business, operating results and financial condition.

As to longer-term funding requirements, the Company is continuing discussions as to a larger equity offering, which commenced in December 1997 in an attempt to maintain the Company's listing on The Nasdaq SmallCap Market by increasing its "net tangible assets" to at least $3 million in order to meet Nasdaq's new continued listing requirements. Through its investment bankers and its own contacts, the Company is also investigating other approaches to obtain long-term operating funds while also maximizing shareholder value. To date, those approaches include, but are not limited to, a possible merger with the appropriate entity or a sale of the Company or its assets. There can be no guarantee that any of the Company's efforts will be successful or, if successful, that they will result in a transaction on terms favorable to the Company or its shareholders. If needed long-term funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.


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

PART II

                               OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds


(a)  Not applicable


(b)  Not applicable


(c) On December 4, 1997, the Company privately issued 5,000 shares of Common Stock to Howard Miekle in settlement of litigation. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

     On December 22, 1997, the Company privately issued 22,246 shares of Common Stock to Michael Weinstock for $50,000 upon his exercise of previously issued stock options. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.


(d) With respect to the IPO, the Company's registration statement under the Securities Act of 1933 became effective on February 10, 1997 (File No. 333-04792-LA) and commenced on that date, offering up to 2,000,000 shares of no par value Common Stock (aggregate offering price: $10,000,000) and up to 900,000 Common Stock Purchase Warrants (aggregate offering price:
     $225,000). The Common Stock Purchase Warrants (the "Warrants") entitle the holder to purchase one share of Common Stock at an exercise price of $6.50 per share until February 10, 2000 and are redeemable for $0.35 each under certain circumstances. The offering was conducted on a "best efforts" basis (minimum 1,100,000 shares of Common Stock), with J.E. Liss & Company Incorporated as the Managing Placement Agent. The IPO terminated on March 28, 1997, at which point the Company had sold 1,167,277 shares of Common Stock (aggregate offering price: $5,836,385) and all 900,000 Warrants (aggregate offering price: $225,000). All securities were sold for the account of the Company.

     From the effective date of the IPO until December 31, 1997, the following expenses were incurred for the Company's account in connection with the IPO (none of which are estimates) All such payments were direct or indirect payments to persons or entities other than directors, officers, affiliates or 10% or greater security holders of the Company:

      TYPES OF EXPENSE                                                                  AMOUNT
      ----------------                                                                  ------
      Underwriting discounts and commissions                                          $ 566,739
      Finder's fees                                                                       - 0 -
      Expenses paid to or for the Managing Placement Agent                              121,228
      Other expenses                                                                    228,283
                                                                                      ---------
      Total                                                                           $ 916,250
                                                                                      =========

As a result of the above expenses, the IPO resulted in net offering proceeds to the Company of $5,145,135.

From the effective date of the IPO until December 31, 1997, the Company has used IPO proceeds for the following purposes (none of which are estimates):

TYPES OF EXPENSE                                                                    AMOUNT
------------------                                                                  ------
Construction of plant, building and facilities                                   $   19,995
Purchase and installation of machinery and equipment                                115,790
Purchase of real estate                                                               - 0 -
Acquisition of other businesses                                                       - 0 -
Repayment of indebtedness                                                           398,732
Working capital                                                                   3,840,903
Temporary investments:
      Money market account                                                                0
Other purposes in excess of $100,000:
      Development costs of Interactive CD-ROM Game                                  769,715


Except for $50,000 of debt repayment and $319,417 in salaries paid to the Company's officers and a director who is also an employee, all of the above payments were made directly or indirectly to persons or entities other than directors, officers, affiliates or 10% or greater security holders of the Company. The above use of proceeds does not represent a material change from the use of proceeds described in the IPO prospectus.



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


(a)  The following Exhibits are attached hereto:

     EXHIBIT NO.                                        DESCRIPTION
     -----------                                        -----------
        10                          Second Amendment to Stock Option Agreement dated as of November 3, 1997 between the Registrant and Adam Linter
        11                          Computation of earnings per share
        27                          Financial Data Schedule


(b) One report on Form 8-K was filed during the Company's fiscal quarter ended December 31, 1997. Such report was filed on November 12, 1997 with respect to an event described in Item 9 of Form 8-K ("Sale of Equity Securities Pursuant to Regulation S") which occurred on November 7, 1997. No financial statements were filed in connection with that report.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOMORROW'S MORNING, INC.



Dated: February 23, 1998            By:      /s/    STEVEN RAFT
                                          ----------------------------------
                                                    Steven Raft
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


                                                                                               SEQUENTIALLY
EXHIBIT NUMBER                            DESCRIPTION                                          NUMBERED PAGE
--------------                            -----------                                          -------------


     10         Second Amendment to Stock Option Agreement dated as of November 3, 1997              17
                between the Registrant and Adam Linter

     11         Computation of earnings per share                                                    18

     27         Financial Data Schedule                                                              19