Form 10QSB
period 1998-03-31
TOMORROWS MORNING INC
filed 1998-05-15
CIK 1004400

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998
OR

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


Number of shares of common stock outstanding at April 30, 1998: 2,818,692


Transitional Small Business Disclosure Format (check one):
Yes          No   X
    -----       -----

                                    PART I
                             FINANCIAL INFORMATION

                           TOMORROW'S MORNING, INC.
                                BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                         March 31, 1998          June 30, 1997
                                                                         --------------          -------------
                                          ASSETS
Current assets:
Cash and cash equivalents                                                $       -               $  2,342,849
Accounts receivable, net of reserves of $98,353 and $0, respectively           43,212                   5,380
Prepaid expenses                                                              179,828                 480,721

-------------------------------------------------------------------------------------------------------------
Total current assets                                                          223,040               2,828,950
-------------------------------------------------------------------------------------------------------------
[A
Fixed assets, net of accumulated depreciation of $34,580
  and $16,786, respectively                                                   105,821                  52,769
Deposits                                                                       32,772                  31,355

-------------------------------------------------------------------------------------------------------------
Total noncurrent assets                                                       138,593                  84,124
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total assets                                                             $    361,633            $  2,913,074
=============================================================================================================

                            LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities:
Accounts payable and accrued expenses                                       1,347,380                 257,385
Cash overdraft                                                                    189                    -
Deferred revenue, net of reserves of $30,735 and $0 respectively               89,017                  52,603
Contracts payable                                                              47,800                  31,114
Loans payable                                                                 389,299                 264,299

-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                   1,873,685                 605,401
-------------------------------------------------------------------------------------------------------------

Noncurrent portion of contracts payable                                        14,874                    -

-------------------------------------------------------------------------------------------------------------
Total liabilities                                                           1,888,559                 605,401
-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' (deficit) equity:
Preferred Stock, no par, 1,000,000 shares authorized, no shares issued.          -                       -
Common Stock, no par, 4,540,000 shares authorized, 2,818,692
  shares issued and outstanding                                            12,602,936              10,484,681
Loan receivable - shareholder                                                 (74,695)                (96,952)
Accumulated deficit                                                       (14,055,167)             (8,080,056)

-------------------------------------------------------------------------------------------------------------
Total shareholders' (deficit) equity                                       (1,526,926)              2,307,673
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' (deficit) equity                      $   361,633            $  2,913,074
=============================================================================================================


The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three months ended               Nine months ended
                                                         March 31,                        March 31,
                                                    1998            1997             1998           1997
                                                 --------------------------       --------------------------
Revenue:
Subscriptions                                   $    43,875     $     3,364       $   260,091    $    19,099
Reading Partners Program                                105            -                6,055           -
Sponsorships                                           -               -                7,500           -

---------------------------------------------------------------------------       --------------------------
Total revenue                                        43,980           3,364           273,646         19,099

Reserves for refunds and uncollectibles             115,330            -              115,330           -
Editorial, Production and Distribution Cost         373,769         273,144           911,762        468,264

---------------------------------------------------------------------------       --------------------------
Gross margin                                       (445,119)       (269,780)         (753,446)      (449,165)

Operating expenses                                  540,088         316,721         2,636,090        682,614
Research and development                             88,416          12,257           551,876         33,257

---------------------------------------------------------------------------       --------------------------
Loss from Operations                             (1,073,623)       (598,758)       (3,941,412)    (1,165,036)

Noncash option compensation and consulting             -               -           (2,026,204)          -
Legal settlement                                       -               -              (30,000)          -
Interest expense                                     (1,577)        (62,777)           (4,045)      (143,010)
Interest income                                       1,485           6,509            27,350          7,831

---------------------------------------------------------------------------       --------------------------
Loss before income taxes                        $(1,073,715)    $  (655,026)      $(5,974,311)   $(1,300,215)

Income taxes                                           -               -                  800            800

---------------------------------------------------------------------------       --------------------------
Net loss                                        $(1,073,715)    $  (655,026)      $(5,975,111)   $(1,300,015)
===========================================================================       ==========================

Net loss per share                              $     (0.38)    $     (0.55)      $     (2.14)   $     (1.08)
===========================================================================       ==========================

Weighted average number
  of shares outstanding                           2,818,692       1,199,189         2,796,906      1,199,189
                                                 ==========================       ==========================

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
            STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                                                     Common Stock             Loan Receivable       Accumulated
                                              ---------------------------
                                              Shares             Amount         Shareholder           Deficit            Total
                                              -------------------------------------------------------------------------------------
Balance - June 30, 1996                       1,026,494         3,268,800        (27,575)           (5,124,377)         (1,883,152)

Issuance of common stock                      1,167,277         5,347,724                                                5,347,724
Stock issuance costs                                             (304,528)                                                (304,528)
Conversion of 6% convertible notes              105,144           262,500                                                  262,500
Conversion of 7% convertible notes              432,083         1,080,207                                                1,080,207
Debt issuance costs                                              (202,589)                                                (202,589)
Capital contribution - compensation                               166,667                                                  166,667
Shareholder loans                                                                (69,377)                                  (69,377)
Stock option compensation                                         733,400                                                  733,400
Issuance of common stock for services            55,000           132,500                                                  132,500
Net loss, 1997                                                                                        (2,955,679)       (2,955,679)

----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                       2,785,998       $10,484,681       $(96,952)           $ (8,080,056)      $ 2,307,673

Stock option compensation                                       1,918,634                                                1,918,634
Stock issued - settlement of litigation           5,000            30,000                                                   30,000
Stock options exercised                          27,694           168,548                                                  168,548
Stock warrants sold                                                 1,074                                                    1,074
Repayments - shareholder loans                                                    22,257                                    22,257
Net loss, nine months ended March 31, 1998                                                            (5,975,111)       (5,975,111)
----------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1998 (Unaudited)          2,818,692       $12,602,936       $(74,695)           $(14,055,167)      $(1,526,926)
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                           TOMORROW'S MORNING, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Nine months ended
                                                                                  March 31,
                                                                          1998                 1997
                                                                       ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $(5,975,111)         $(647,192)

Items reconciling net loss to cash used by operating activities:
Depreciation                                                                17,795              2,460
Amortization of debt issuance costs                                           -                29,408
Noncash litigation settlement                                               30,000               -
Noncash compensation                                                     2,026,204            125,000
Changes in operating assets and liabilities:
  Accounts receivable                                                      (37,832)              (682)
  Prepaid expenses                                                         300,893               -
  Deposits                                                                  (1,417)              -
  Accounts and interest payable and accrued expenses                     1,089,995            187,794
  Deferred revenue                                                          36,414             19,289

-----------------------------------------------------------------------------------------------------
Net cash used by operating activities                                   (2,513,059)          (283,923)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                (70,847)              -
Loans to shareholders                                                         -               (11,322)
Repayments from shareholder, net of unpaid interest                         22,257               -

-----------------------------------------------------------------------------------------------------
Net cash used by investing activities                                      (48,590)           (11,322)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable                                                131,000            317,276
Proceeds from contracts payable                                             71,396               -
Proceeds from exercise of stock options                                     60,978               -
Proceeds from sale of warrants                                               1,074               -
Repayments under contracts payable                                         (39,837)              -
Repayments of loans payable                                                 (6,000)
Cash paid for offering costs                                                  -               (76,938)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  218,611            240,338
-----------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                     (2,343,038)           (54,907)

Cash and cash equivalents at beginning of period                         2,342,849             24,526

-----------------------------------------------------------------------------------------------------
Cash overdraft at end of period                                        $      (189)         $ (30,381)
=====================================================================================================


The accompanying notes are an integral part of these financial statements

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

     Nature of Business:

     The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper (which was temporarily suspended on March 23, 1998 due to lack of funds and credit and is to resume on May 18, 1998). Through June 30, 1997, the Company was devoting substantially all of its efforts toward establishing new business and product. During the three months ended September 30, 1997, significant orders were received for its current product; therefore, as of September 30, 1997, the Company was no longer considered a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7.

     Basis of Presentation:

     For the nine months ended March 31, 1998, the Company had negative cash flows from operations of $2,513,059 and incurred a net loss of $5,975,111. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

     Revenue Recognition:

     Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end. Reserves have been recorded to reflect estimated uncollectible subscription receivables as well as potential refunds for unfulfilled subscriptions due to the temporary suspension of publication described above.

                           TOMORROW'S MORNING, INC.
                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Advertising:

     The Company expenses the costs of all general advertising in the period incurred. Advertising expense was approximately $75,081 and $18,500 for the three months ended March 31, 1998 and 1997, respectively. For the nine months ended March 31, 1998 and 1997, advertising expense was approximately $1,032,205 and $50,398, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", costs associated with the Company's direct response marketing efforts have been deferred and will be amortized over the period in which the related revenue is recognized. At March 31, 1998 and June 30, 1997, these deferred costs were approximately $911,000 and $106,000, respectively, with $44,300 and $895,992 of related amortization having been recorded in the three and nine months ended March 31, 1998 and no amortization at June 30, 1997. Management periodically reviews the recoverability of deferred advertising costs.


2.   LOANS PAYABLE:

     Unsecured demand loans with no stated interest                                    $264,299
     Note payable - shareholder due September 9, 1998 with interest at 10%
      per annum.                                                                        125,000
                                                                                       --------
     Total loans payable                                                               $389,299
                                                                                       ========

     Included in loans payable as of March 31, 1998 and June 30, 1997 are loans of $388,799 and $198,799, respectively, due to related parties which include certain shareholders.


3.   CONTRACTS PAYABLE:

     In February 1998, the Company entered into a short-term financing contract for an insurance policy covering its directors and officers. As of March 31, 1998, the balance was $42,069.

     The Company has entered into lease contracts to purchase office equipment and a telephone system. The contracts provide for a fair-market-value purchase at the end of the lease terms. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the Company has capitalized the cost of the equipment.

     Lease commitments for capital leases with remaining terms of more than one year at March 31, 1998 are as follows:

                          FYE June 30:
                          ------------
                          1998                    $ 1,433
                          1999                      5,731
                          2000                      5,731
                          2001                      4,123
                          2002                      3,586
                          2003                        299
                                                  -------
                          Total                   $20,903
                                                  =======

                             TOMORROW'S MORNING, INC.
                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)



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

     Rent expense, including additional costs per the leases, for the three and nine months ended March 31, 1998 was $27,451 and $57,483, respectively. For the three and nine months ended March 31, 1997, rent expense was $11,250 and $33,750, respectively.

     In addition to the above office leases, the Company also leases an auto and office equipment under operating leases with remaining terms of more than one year.

     Lease commitments for operating leases with remaining terms of more than one year at March 31, 1998 are as follows:

                            FYE June 30,
                             1998                     $25,488
                             1999                     102,640
                             2000                      96,645
                             2001                      93,914
                                                     --------
                            Total                    $323,307
                                                     ========

     Software Development Agreement:

     During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP(TM)". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through March 31, 1998, expenditures for "SCOOP(TM)" were approximately $908,000 of which $72,500 is included in prepaid expenses.

     The Year 2000 Issue:

     The Company has begun addressing the potential impact of the Year 2000 Issue by inquiring of its vendors, customers, and others it does business with, regarding the effect it may have on the Company's operations and relationships with these entities. Internally, the Company has completed an initial review of its operations to determine areas that need to be further investigated regarding the effect of the Year 2000 Issue. At this point in time, the Company believes that the Year 2000 Issue, as to its own information systems, will not have a material effect on its operations.

                            TOMORROW'S MORNING, INC.
                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)



5.   NONCASH TRANSACTIONS:

     The Company's Variable Non-dilutive Stock Option Agreements were amended during the quarter ended December 31, 1997 to remove the variable and non-dilutive features, effectively freezing the number of common shares the optionees were previously granted. The effect of the amendments was a charge to earnings of $1,344,022 in the quarter ended December 31, 1997. Charges related to these options totaled $1,918,634 for the nine months ended March 31, 1998.

     In addition to the above transactions, options previously granted by the Company were exercised by various unrelated parties during the three month period ended December 31, 1997. The exercise of these options resulted in a charge to earnings totaling $107,570 in that period.

     On December 4, 1997, the Company settled litigation with a shareholder by issuing 5,000 shares of common stock. The charge to earnings regarding this transaction was $30,000.


6.   INCOME TAXES:

     The Company had deferred tax assets of approximately $4,028,000 and $2,665,000 as of March 31, 1998 and June 30, 1997, respectively, which have been offset by 100% valuation allowances of $4,028,000 and $2,665,000, respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $9,388,000, which expire in years up to 2012. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under Section 382 of the Internal Revenue Code.

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

OVERVIEW. For the quarter ended March 31, 1998, revenues were $43,980 and the Company experienced a net loss of $1,073,715, as compared to revenues of $3,364 and a net loss of $655,026 for the three months ended March 31, 1997. For the nine months ended March 31, 1998, revenues were $273,646 and the Company incurred a net loss of $5,975,111, as compared to revenues of $19,099 and a net loss of $1,301,015 for the nine months ended March 31, 1997. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company received net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, those proceeds have now been spent and the Company continues to sustain substantial losses, which now threaten its ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game;
(iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space in its Tomorrow's Morning newspaper (the "Newspaper"); (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital, in which event it will most likely be required to seek protection under the bankruptcy laws.

RESULTS OF OPERATIONS:

Three Month Periods Ended March 31, 1998 and 1997:

Revenues for the quarter ended March 31, 1998 were $43,980, as compared to $3,364 for the three months ended March 31, 1997. This increase in revenues was primarily the result of the Company's Spring 1997 and Fall 1997 direct response advertising campaigns (the "1997 Advertising Campaigns"), which have generated orders for approximately 125,000 subscriptions net of cancellations through March 31, 1998 (see, however, Note 1 regarding further cancellations and subscription refunds). Costs and expenses increased to $1,119,180 during the three months ended March 31, 1998, well up from $664,899 during the quarter ended March 31, 1997.

Total interest expense for the quarter ended March 31, 1998 was $1,577, as compared to $62,777 for the same three month period in 1997. This decrease of approximately 97% is attributable to the IPO, which resulted in all of the Company's convertible notes (6% Convertible Notes due 1996, 6% Convertible Notes due 1997 and 7% Convertible Notes due 1999) being automatically converted into 537,227 shares of Common Stock. Due to those conversions, all interest costs associated with those notes stopped accruing in March 1997.

For the three months ended March 31, 1998, the Company experienced a net loss of $1,073,715, an increase of approximately 64% from the $655,026 net loss incurred in the three months ended March 31, 1997. The increase in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by a decrease in interest expense.


Nine Month Periods Ended March 31, 1998 and 1997:

Revenues for the nine months ended March 31, 1998 were $273,646, as compared to $19,099 for the nine months ended March 31, 1997. This approximately 14-fold increase in revenues was primarily the result of the 1997 Advertising Campaigns. In the nine months ended March 31, 1997, no formalized marketing was occurring. Costs and expenses increased to $6,275,307 during the nine months ended March 31, 1998, well up from $1,327,146 during the nine months ended March 31, 1997. This approximately 373% increase includes (i) $2,026,204 of noncash compensation and consulting expense that was recognized in connection with the freezing of the Company's variable nondilutive stock options as well as the exercise by unrelated parties of stock options that were previously granted by the Company, (ii) approximately $1,032,000 of marketing expense related to the Company's 1997 Advertising Campaigns, and (iii) $552,000 of research and development costs associated with the SCOOP(TM) CD-ROM.

Total interest expense for the nine months ended March 31, 1998 was $4,045, as compared to $143,010 for the same nine month period in 1997. This decrease of approximately 97% is attributable to the IPO, which resulted in all of the Company's convertible notes being automatically converted into 537,227 shares of Common Stock. Due to those conversions, all interest costs associated with those notes stopped accruing in March 1997.

For the nine months ended March 31, 1998, the Company experienced a net loss of $5,975,111, an increase of approximately 359% from the $1,301,015 net loss incurred in the nine months ended March 31, 1997. The increase in net loss was primarily due to the factors described above with respect to costs, operating expenses and noncash expenses, partially offset by a decrease in interest expense.


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

In June 1997, the Company completed the first phase of its 1997 Advertising Campaigns, which resulted in the Company receiving orders approximating $150,000 for approximately 50,000 subscriptions beginning in September 1997. As of September 30, 1997, the second phase of the 1997 Advertising Campaigns had generated orders for approximately 300,000 additional subscriptions, initially resulting in total orders of approximately 350,000 generated by the 1997 Advertising Campaigns. However, through March 31, 1998, approximately 225,000 of those subscriptions have been canceled and, due to the suspension of Newspaper publication between March 23, 1998 and May 18, 1998, there is a liability for potential subscription refunds of approximately $48,000.

As of March 31, 1998, the Company had current assets of $223,040 virtually all of which were derived from subscription sales. To date, the Company has utilized all of its IPO proceeds and those subscription receivables already collected. In the Company's fiscal quarter ended September 30, 1997, the Company began seeking approximately $500,000 to $1,000,000 in outside debt and/or equity funding in order to be able to complete the development of SCOOP(TM) without having to use existing funds. To date, the Company has obtained only $125,000 of that funding. However, because of the importance of SCOOP(TM) to the future of the Company, the Company has continued to fund development of that product out of existing funds. This, combined with a greater than expected number of subscription cancellations and the inability to obtain significant corporate sponsorship of schools through the Reading Partners Program, has depleted the Company's working capital to a greater extent than was previously expected. As a result, the Company is experiencing considerable difficulty in meeting financial obligations to certain of its creditors, primarily the vendor which has printed the Newspaper and its landlord. In order for the Company to avoid further suspension of publication of the Newspaper and otherwise continue its normal activities, the Company must immediately raise approximately $500,000 to $1,000,000 through bank borrowings, public or private debt or equity offerings, or otherwise. In addition to discussions with prospective lenders, as well as continued solicitation of Newspaper sponsorships through the Reading Partners Program, the Company is attempting to raise at least a portion of the needed short-term funds through the private issuance of convertible debt or convertible preferred stock. The Company is also continuing discussions with several prospective distributors of SCOOP(TM), which could result in a substantial royalty advance to the Company which would be used to complete the production of SCOOP(TM). There can be no guarantee that any of such funding will be available on terms favorable to the Company or its shareholders, if at all. If needed funds are not available, the Company will most likely be required to seek protection under the bankruptcy laws.

As to longer-term funding requirements, the Company is continuing to pursue opportunities for a private equity offering of up to $5 million. In addition, the Company is also investigating other approaches to obtain long-term operating funds while also maximizing shareholder value. To date, those approaches include, but are not limited to, a possible merger with the appropriate entity or a sale of the Company or its assets. There can be no guarantee that any of the Company's efforts will be successful or, if successful, that they will result in a transaction on terms favorable to the Company or its shareholders. If needed long-term funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.


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

PART II
                                 OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

(a)  Not applicable.

(b)  Not applicable.

(c) On March 9, 1998, the Company issued warrants for 125,000 shares of Common Stock (exercisable at $2.20 per share for five years) to Wilmington
     Trust Company, Trustee under Agreement dated 3/17/78 with Andrea Currier attached to a Company promissory note for $125,000 (which is convertible into 62,500 shares of Common Stock). The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

(d)  Not applicable.


Item 5.  Other Information
--------------------------

Due to a lack of funds and credit, the publication of the Newspaper was temporarily suspended after the March 23, 1998 issue. Publication will be resumed with the May 18, 1998 issue.

The Company is awaiting a determination from the National Association of Securities Dealers as to whether its Common Stock and Common Stock Warrants are eligible for listing on the OTC Bulletin Board.

Currently, the Company is in default with various creditors and its landlord. Such defaults will continue until funds are obtained as described in Part I above, without which, the Company will most likely have to seek protection under the bankruptcy laws.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)  The following Exhibits are attached hereto:

     Exhibit No.                  DESCRIPTION
     -----------                  -----------
     11                 Computation of earnings per share
     27                 Financial Data Schedule

(b) Two reports on Form 8-K were filed during the Company's fiscal quarter ended March 31, 1998. Such reports were filed on February 4, 1998 and February 18, 1998 with respect to events described in Item 4 of Form 8-K ("Change in Registrant's Certifying Accountant") which occurred on January 29, 1998 and February 11, 1998. No financial statements were filed in connection with that report.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TOMORROW'S MORNING, INC.



Dated: May 15, 1998                  By: /s/ STEVEN RAFT
                                        ----------------------------
                                             Steven Raft
                                             Chief Financial Officer

                                 EXHIBIT INDEX

                                                          SEQUENTIALLY
EXHIBIT NUMBER              DESCRIPTION                  NUMBERED PAGE
--------------              -----------                  -------------
     11           Computation of earnings per share            16
     27           Financial Data Schedule                      17