Form 10KSB40
period 1998-06-30
TOMORROWS MORNING INC
filed 2000-05-04
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
         (MARK ONE)

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1998


/   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

              For the transition period from ________ to __________

                         Commission file number: 0-29050

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

         Yes / X /      No /  /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

Issuer's revenues for its most recent fiscal year (ended June 30, 1998) were $218,983.

The aggregate market value of the 2,194,271 shares of common stock held by non-affiliates of the issuer, based upon the average bid and asked price of such stock on September 15, 1998, as reported by the OTC Bulletin Board, was approximately $1,645,700. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the issuer's Common Stock on September 15, 1998 was 3,212,690.

DOCUMENTS INCORPORATED BY REFERENCE         NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  /  / YES   / X / NO

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF TOMORROW'S MORNING, INC. (THE "COMPANY") COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW".

COMPANY BACKGROUND AND PHILOSOPHY. The Company was founded to develop and publish a weekly newspaper for children ages 8 to 14 called TOMORROW'S MORNING (the "Newspaper") and engage in various other publishing, video, electronic, multimedia and merchandising lines based on the Newspaper. The Company's philosophy can be summarized in the fusion of three concepts: (i) doing well by doing good, (ii) developing multiple, synergistic sales through existing and newly developing marketing channels and (iii) addressing a major market need/opportunity. The Company's goal is to enhance the education and world-view of children in the United States while simultaneously building a profitable, multi-product business.

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

The Company believes that the Newspaper, its READING PARTNERS PROGRAM Adopt-a-School Program, its SCOOP-TM- journalism game now being developed, its potential TV show(s), its on-line interactive publishing activities, and its proposed ancillary publishing (such as supplemental educational materials, calendars, posters, playing cards and games), as described below, will also address what it believes to be another fundamental need in the marketplace: that society needs children who are socially competent, who know how to learn and have confidence in their learning ability.

The Company was incorporated in California in June 1992. The Company's principal executive office is located at 125 South Barrington Place, Los Angeles, California 90049, and its telephone number is (310) 440-2778. The Company maintains a homepage on the World Wide Web at http://www.morning.com.

CURRENT BUSINESS.

NEWSPAPER PUBLICATION. Due to a lack of funds, with the exception of two issues which were published in mid-May 1998, the Company stopped publishing the Newspaper in paper format on December 22, 1997, although electronic publication continued at the Company's Web site until March 14, 1998. Founded in 1992, the Newspaper was a weekly four-page, full-color home/school delivery newspaper published expressly for children between 8- and 14-years old. Recognizing what it believes to be a previously unaddressed niche, the Newspaper provided the news to its targeted audience in a unique fashion, at once serious and informative, fun, "cool" and irreverent. The Newspaper's unique "voice" and format have been well-received, and it has been the subject of articles in THE NEW YORK TIMES, LOS ANGELES TIMES, ROCKY MOUNTAIN NEWS, WASHINGTON POST, CLEVELAND PLAIN DEALER, CHILD, PARENTING, FAMILY LIFE, SCHOOL LIBRARY JOURNAL, THE DALLAS MORNING NEWS and John Naisbitt's TREND LETTER. It also received national recognition in the Columbia University MEDIA STUDIES JOURNAL, and its graphic format was cited in DESIGNING FOR CHILDREN, by Steven Heller, senior art director of THE NEW YORK TIMES. In addition, the "Kidstocks" section of the Newspaper received "Distinguished Achievement Awards" for 1996 and 1997 from the Educational Press Association of America, an independent association of some 2,500 educational periodicals and interested individuals that promotes the interests of educational communication. The Newspaper was also the winner of a 1996 "Parents' Choice Group Magazine Award" from PARENTS' CHOICE, a non-profit consumer guide which annually, through groups of parents, children, teachers, librarians, psychologists with advice from pediatricians, safety experts and others who care about children, selects the year's top children's toys, books, videos, computer programs, audios, magazines, TV programs and rock/pop music.

The Newspaper had formed an eight-person Advisory Board composed of the following persons:

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

     BEATRICE D'IRUBE - Founder and Publisher of LJDE.

     GEORGE FOREMAN - World Heavyweight Champ, actor, children's rights advocate.

     HECTOR ELIZONDO - Actor, human rights activist.

From time to time, the Newspaper has called upon members of the Advisory Board for counsel in their specific areas of expertise and experience.

Using the Macintosh Desktop Publishing system, the Newspaper was written and designed weekly at the Company's offices in Los Angeles. Its weekly edition was printed in Silver Spring, Maryland and its biweekly classroom edition was printed in various locations. The editorial and art of each issue of the Newspaper, plus special features for on-line readers, remain available at the Company's site on the World Wide Web (http://www.morning.com). The Company has also published "special editions" of the Newspaper. "Special editions" of the Newspaper were either editions of the regular paper, but emblazoned with a client company's logo (i.e., "Brought to you by . . ."), or, more generally, a single-theme or topic "insert" of two to four pages, underwritten by a client company or organization, in either case with distribution through the Company's channels and/or the client's own distribution channels. In the past, the Company has produced special editions for Patagonia, The Body Shop and MCA/Universal Home Video.

The Company contracted with Starbright Graphics, Inc. (a shareholder of the Company) as its agent for printing both the home and classroom editions of the Newspaper, plus ancillary materials such as the classroom teacher's guide, promotional flyers, subscriber correspondence and subscription cards. The home and classroom editions were produced in the same format, but on different schedules. Material published in the home edition was selected for inclusion in the classroom edition, which consisted of a series of 16 issues. The terms of the Company's relationship with Starbright Graphics, Inc. specify that Starbright Graphics, Inc. has a right of first refusal to provide printing services for the Company for so long as it is a shareholder.

The Newspaper's paid circulation has been a blend of home and school subscriptions. The Newspaper has been sold through home subscriptions at the rate of $16.17 for a 33-week "introductory" subscription and $24.95 for a full year subscription. School subscriptions were $2.90 per student for 16 issues during the September to June school year. Subscriptions have also been sold through the Company's READING PARTNERS PROGRAM, which established school or class sponsorships (at the rate of $350 per class for a 40-week school year, plus teacher's guide) whereby an individual, group or company "adopted" a class or school and underwrote the cost of delivery of the Newspaper for the school year. Starting from zero in 1992, at its peak, the Company had approximately 400,000 subscribers. As of its last publication, the Newspaper was being distributed to 100,000 subscribers in all 50 states, plus Canada, Mexico and abroad. At that time, over 90% of the Newspaper's circulation was to schools. Sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of the Company's revenues since inception. To the extent that sales of the Newspaper have been directed at schools, such business was seasonal, with most sales taking place between September and June. Seasonality was not believed to be a factor with non-school sales.

Bloomberg Financial Markets, a leading financial news network and publisher ("Bloomberg"), sponsored the Newspaper's "Kidstocks" column in print and on-line, with reciprocal links between Bloomberg's and the Company's websites. The Newspaper also featured a special Internet column by Yahooligans!-TM-, possibly the largest, most well-known and most-visited directory of children's resources on the World Wide Web, in both the print and on-line versions of the Newspaper. The Company continues to provide content to Yahooligans!-TM- (see "Potential Future Products and Services" below).

At this time, the Company plans to resume publication of the Newspaper at such time, if any, as it obtains the necessary funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS IN DEVELOPMENT. The Company is developing a CD-ROM journalism game called SCOOP-TM-, an innovative learning system that will be interactive and synergistic with the Newspaper and the Company's other potential products, including on-line services, books and TV show(s). SCOOP-TM- calls upon its players to take on progressively more complex investigative reporting assignments, as they move up the ladder of an imaginary newspaper - from cub reporter to city desk to foreign bureau to Pulitzer Prize. The game is being created under the direction of Robit Hairman, who produced "The Brief History of Time" CD-ROM. Ben Bradlee, formerly Editor of THE WASHINGTON POST, plays the "Editor" in SCOOP-TM-. Within a personal computer screen environment, players navigate, investigate, interview, conduct research and file stories using a natural language engine that will allow the players to "speak" with the characters. The game will run on either PC or Macintosh platforms, and is designed to interact via the Internet with the Company's website and server for research, content updates and publishing of stories. It is designed to be synergistic with the Newspaper in the sense that it will use the TOMORROW'S MORNING theme as its context, share content and formatting with the Newspaper, and will be aimed at the same audience. Also, the game will be described and promoted, and players may be interviewed, in the Newspaper and on the Company's website. As of September 1, 1998, the game has been designed, most of the stories have been outlined (and some are largely complete), the "look and feel" has been created, 3-D environments have been developed, a demonstration program has been completed, and original characters have been created. Ben Bradlee has also been filmed in the "Editor" role, and filming of Larry King as himself is scheduled.

POTENTIAL FUTURE PRODUCTS AND SERVICES. The Company has established its own site on the World Wide Web, where it has electronically posted the Newspaper and where it intends to provide a whole range of activities, services, games, features, content and interactive elements if and when sufficient funding becomes available. The Company plans to use its website to offer an archive of articles, artwork and features from past Newspaper issues, plus supplemental resources, accessed via a "search engine" according to topic and keywords. In addition, it is planning to enable children to engage in real-time games together across the Internet, collaborate on creative story-writing, post local news stories, view and contribute to an on-line art gallery, create and send electronic postcards and animations to each other, and receive automated e-mail greetings on special occasions. The Company also plans to host special on-line interview sessions with celebrities and journalists. The website will also feature a TOMORROW'S MORNING on-line store, where children and parents can order subscriptions to the Newspaper, other products created by the Company and additional products.

The Company and Yahooligans!-TM-, the children's division of Yahoo!, the largest directory on the Internet, are developing a facility for providing news content daily for children on the Yahooligans!-TM- website, with direct links to the Company's website. The Company also has agreed to establish reciprocal links between its website and Social Studies School Service's website at www.socialstudies.com, and is in discussions with a number of other organizations regarding cross-linking with their sites, with the objective of increasing awareness of the Company's products and services in the marketplace. In addition, the Company plans to create a special site on-line for interaction with the SCOOP-TM- game, providing updated content, research resource materials and "chat" sessions for players of the game.

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

A source of revenue in the future, tapping the Company's projected circulation base and others exposed to the Company, may be a wholly-owned or joint-venture merchandising division, offering "TOMORROW'S MORNING" and SCOOP-TM- logo items, clothing, characters, a SCOOP-TM- "Reporter's Kit," software, print materials, back-to-school items and promotional packages.

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

MARKETING AND EXPANSION STRATEGY. The Company has marketed the Newspaper through advertising, telemarketing and direct mail solicitations to school teachers in the upper elementary and middle school grades. It also markets to corporations and foundations with an interest in sponsoring distribution of the Newspaper to schools, and utilizes catalog agents for public library sales. For sales of home subscriptions, it has marketed through American Express credit card magazine offers, READER'S DIGEST school marketing programs, its website, and public relations and referrals. If and when publication resumes, the Company intends to continue to aggressively market the Newspaper to various target audiences through a number of means. The Company also may in the future launch targeted direct mail and telemarketing campaigns to venues where children gather, such as family-practice doctors' offices, orthodontists' and dentists' offices, pediatric wards, and after-school "day-care" programs. It may also in the future create differentiated "home" and "school" editions, with the home editions marketed via direct mail to targeted demographic areas, and home or school editions marketed to "home schoolers."

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

If and when adequate funding becomes available, the Company plans to add staff and develop and launch additional, synergistic products (as described above), with the objective of achieving multiple potential sales to each of its customers. The Company is presently in discussions with a variety of distribution and sponsorship partners with respect to certain of the proposed products. The Company anticipates marketing its products through multiple channels, including direct mail, telemarketing, distribution alliances to specific markets (e.g., schools), its World Wide Web site, product offers and catalogs bundled with the Newspaper and the Company's other products, retail outlets, and special joint-venture marketing. For example, buyers of SCOOP-TM-will become potential subscribers to the Newspaper, and the game will also be marketed and sold on the World Wide Web. The Company may also engage in discussions with major technology and entertainment companies to explore development and marketing synergies for SCOOP-TM-. When development is completed, the Company will seek to market this product through various channels, including retail distribution through major national outlets, mail order companies and in a demo version bundled with other products. The Company is also in discussions with a number of major game publisher-distributors regarding additional marketing ventures, as well as extensions of the game's concepts and technology into new subject areas. SCOOP-TM- will also be marketed through the Newspaper's circulation base, using direct mail and/or response cards in the Newspaper.

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

The Newspaper's circulation management, subscriber "fulfillment" (i.e., preparation of mailing labels, order processing, etc.) and billing have been provided by Starbright Graphics, Inc. in New York and Specialized Fulfillment Services in Ohio. Such services have been terminated due to lack of payment and/or termination of Newspaper publication.

During its publication, the Newspaper was written and designed weekly at the Company's offices. The home delivery editions were being printed at Presstar in Silver Spring, Maryland, and the classroom editions were printed at Nielsen Ohio Valley Litho, in Florence, Kentucky, with oversight by Starbright Graphics, Inc. as the Company's agent (which has a right of first refusal to provide printing services for the Company for so long as it is a shareholder of the Company). The materials used to print the Newspaper (paper and ink) are readily available from a variety of sources, with the only variable being price, which can be volatile as to paper.

The SCOOP-TM- journalism game, is being developed for the Company by Robit Hairman under a Software Development Agreement. Upon completion of the game, Mr. Hairman will receive a 33% royalty on "product revenues" (as defined in the agreement) after reimbursement of Company costs, repayment of capital investment and a priority payment to the Company and/or other parties providing the capital investment. Should the Company desire to develop a new version of the game, Mr. Hairman has a right of first refusal to provide his full-time development services on terms no less favorable than in the original agreement. Should Mr. Hairman desire not to participate in the development of a new version of the game (as defined in the agreement), he will receive royalties on that version at one-half the rate he was receiving on the preceding version. In no event will Mr. Hairman receive royalties with respect to the game if he fails to provide maintenance services as specified in the agreement for three years after its completion. Under the terms of the agreement, the Company can terminate Mr. Hairman's services "for cause" without further obligation to him. The agreement can also be terminated by the Company without "cause" prior to completion of a "Beta" testing version, but only if game development is discontinued altogether and Mr. Hairman is paid for work performed up to the termination date. As specified in the agreement, the Company owns all title and proprietary rights in the game that are developed or created by Mr. Hairman or his subcontractors. The principal materials and components to be used in the Company's proposed CD-ROM title(s) include computer media, packaging and user manuals. Manufacturing involves the duplication of computer media and user manuals, assembly of components, sample testing the product and final packaging. The Company will rely upon third parties to manufacture components of its CD-ROM products and assemble completed packages in accordance with the Company's specifications. The Company believes that there is an adequate supply of and source for the raw materials used in such products and that multiple sources are available for manufacturing and assembling such products.

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

The Company holds registered trademarks for the name "Tomorrow's Morning" and its logo. SCOOP-TM-, NEWSFLASH-TM-, KIDTERNET-TM-, and BORN TO READ-TM- are also trademarks of the Company. The domain names morning.com, tomorrowsmorning.com, scoopgame.com, scoopville.com, blindjoe.com and scoopclub.com have been registered with Network Solutions, Inc., the Internet domain naming authority.

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

In terms of weekly home-delivery, while there are presently no direct competitors, growth of existing or new products may impede the Company's growth in its target market. Indirect competitors (nearly all monthlies) competing for sales in the home market for 8- to 14-year olds include SPORTS ILLUSTRATED FOR KIDS (sports), NICKELODEON (general humor), NATIONAL GEOGRAPHIC WORLD, DISNEY ADVENTURES, COBBLESTONE (literature), AMERICAN GIRL, ZILLIONS (consumer information), and many others, covering a wide variety of subjects. While it is unlikely that any of these will either commence weekly delivery or change to incorporate current news, such moves could encroach on the Newspaper's potential audience.

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

PERSONNEL. The Company presently has seven employees, all of whom are full-time. One of the full-time employees is the Company's executive officer, with five more in administration and one more in sales and marketing. In addition to its employees, the Company has from time to time retained various advisors and consultants with respect to marketing and public relations. The Company believes that it maintains an excellent relationship with its personnel.

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

The Company has also leased a small satellite office in Ann Arbor, Michigan since May 1997 at a rent of $252 per month.

In the opinion of management, the Company's properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

On May 27, 1998, Barrington Plaza Partnership, the Company's landlord, filed an unlawful detainer action in Los Angeles County Municipal Court seeking possession of the Company's executive offices and $20,207.67 in past due rent. The Company intends to contest this action on the basis that the amount sought by the landlord exceeds the amount actually owed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION. The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol "TOMM," since June 2, 1998. Prior to that, beginning four days after the completion of the Company's initial public offering in March 1997 until February 10, 1998, the Company's Common Stock was traded on the Nasdaq SmallCap Market. Prior to the initial public offering, there was no public trading market for the Company's equity securities. Warrants to purchase up to 900,000 shares of the Company's Common Stock are also quoted on the OTC Bulletin Board under the symbol "TOMMW." The terms of the warrants provide that one warrant plus $6.50 are required to purchase one share of the Company's Common Stock. Commencing January 1, 1998, at the Company's option, the warrants became redeemable for $0.35 per warrant upon at least 15 days notice to the warrant holders if the closing price of the Common Stock has been at least $6.50 for a period of 30 consecutive trading days ending within 15 days of the date the notice of redemption is mailed. The warrants expire on February 10, 2000.

The following table sets forth the quarterly high and low bids for the Company's Common Stock since public trading began, with prices from March 17, 1997 to February 10, 1998 as reported by the Nasdaq SmallCap Market and since June 2, 1998 as reported by on the OTC Bulletin Board:



FISCAL YEAR 1997                                       HIGH*             LOW*
Third Quarter (starting March 17, 1997).............   $6.00             $4.50

Fourth Quarter .....................................   $6.00             $1.25



FISCAL YEAR 1998                                           HIGH *          LOW *
First Quarter.........................................    $5.0625          $1.25

Second Quarter........................................    $6.4375          $3.875

Third Quarter.........................................    $5.625           $1.00

Fourth Quarter .......................................    $2.0625          $0.125


-----------------
     * These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS OF RECORD. As of September 15, 1998, there were 52 holders of record of the Company's Common Stock and 52 holders of record of the Company's warrants.

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

RECENT SALES OF UNREGISTERED SECURITIES.

On June 10, 1998, the Company issued 36,320 shares of Common Stock to James R. Rosbe pursuant to his exercise of previously granted options by the payment of $3,995 in cash. Based on Mr. Rosbe's access to information as a Company director and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved.

On June 17, 1998, the Company issued 154,360 shares of Common Stock to Adam Linter pursuant to his exercise of previously granted options by the payment of $15,436 in cash. Based on Mr. Linter's access to information as a Company director and officer and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved.

On June 18, 1998, the Company granted options under its Non-Qualified Stock Option Plan to Kristan Altimus (as to 11,000 shares), Steven Raft (as to 10,000 shares) and David Hamilton (as to 10,000 shares). Each option is exercisable until June 17, 2000 at an exercise price of $0.2125 per share. Based on each grantee's relationship with the Company, each of them had access to appropriate Company information. Based on that access and each grantee's level of investment sophistication, the options were granted in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved. On June 19, 1998, Ms. Altimus exercised the options as to all 11,000 shares by the payment of $2,337.50 in cash. Such shares were also issued in reliance on
Section 4(2) of the Securities Act.

On June 23, 1998, the Company issued 25,000 shares of Common Stock to Earl T. Shannon and 165,000 shares of Common Stock to Ronald W. Tupper, Trustee of the Winthrop Trust. Each issuance was made in cancellation of Company debt at the rate of $1.00 per share. Based on each investor's access to Company information and investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act in that no public offering was involved.

On June 25, 1998, in return for a $250,000 loan from Michael Fuchs, the Company issued to Mr. Fuchs (i) a $250,000 promissory note due December 24, 1998 and bearing interest at 10% per year and (ii) warrants to purchase 250,000 shares of Common Stock at $2.00 per share until June 24, 2003. The promissory note is itself convertible, at the payee's option, into Common Stock at $2.00 per share. Based on Mr. Fuchs' access to Company information and his investment sophistication, the issuances were made in reliance on the exemption in Section 4(2) of the Securities Act because no public offering was involved.

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

OVERVIEW. From inception in June 1992 to June 30, 1998, the Company has incurred an aggregate of $11,987,623 in operating losses. For the fiscal year ended June 30, 1998, revenues were $218,983 and the Company experienced a net loss of $6,273,378, as compared to revenues of $38,166 and a net loss of $2,955,679 for the fiscal year ended June 30, 1997. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company received net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, those proceeds have now been spent, and the Company continues to sustain substantial losses, which now threaten its ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner, (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM-journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper when publication resumes; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997. Revenues for the fiscal year ended June 30, 1998 were $218,983, compared to $38,166 for fiscal 1997. This approximately 470% increase was primarily the result of the Company's Spring 1997 and Fall 1997 direct response advertising campaigns (the "1997 Advertising Campaigns"), which temporarily generated orders for approximately 350,000 subscriptions. Costs and expenses increased to $4,431,874 during the year ended June 30, 1998, from $2,881,718 for the year ended June 30, 1997. This approximately 50% change was primarily due to increased costs associated with increases in Newspaper subscriptions.

Interest expense for fiscal 1998 was $11,460, as compared to $141,482 for fiscal 1997. This approximately 92% decrease is attributable to the IPO, which resulted in all of the Company's convertible notes being automatically converted into 537,227 shares of Common Stock. Due to those conversions, all interest costs associated with those notes stopped accruing in March 1997.

For fiscal 1998, the Company experienced a net loss of $6,273,378 an approximately 110% increase from the $2,955,679 net loss sustained in fiscal 1997. This change in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by a decrease in interest expense.

YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996. Revenues for the fiscal year ended June 30, 1997 were $38,166, as compared to $112,672 for fiscal 1996. This approximately 66% decrease in revenues was primarily the result of the lack of a formalized marketing effort in fiscal 1997, as compared to the Company's nationwide telemarketing campaign and direct mail solicitation to schools and teachers in fiscal 1996 (the "Fall 1995 Marketing Campaign"). Costs and expenses increased to $2,881,718 during the year ended June 30, 1997 from $2,585,939 during the year ended June 30, 1996. The bulk of this approximately 11% increase was the result of the increased operational activity after the Company's IPO, including adding staff and additional marketing and consulting expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES. To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper (including the costs of the Fall 1995 Marketing Campaign and the 1997 Advertising Campaigns) and the research and development of synergistic children's media products. Prior to the IPO, the Company's primary sources of financing were proceeds from the sale of Common Stock and certain promissory notes convertible into Common Stock, as well as various short-term loans. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper were directed at schools, such business was seasonal, with most sales taking place between September and June. Seasonality was not believed to be a factor with non-school sales.

In June 1997 the Company completed the first phase of its 1997 Advertising Campaigns, which resulted in the Company receiving orders approximating $150,000 for approximately 50,000 subscriptions. As of September 30, 1997, the second phase of the 1997 Advertising Campaigns had generated orders for approximately 300,000 additional subscriptions, initially resulting in total orders of approximately 350,000 generated by the 1997 Advertising Campaigns. However, in light of the Company's inability to continue publishing, it is anticipated that all subscriptions will be deemed canceled unless the Company can resume publication in the near future.

As of June 30, 1998, the Company had current assets of only $266,841. To date, the Company has utilized all of the IPO proceeds and those subscription receivables already collected. In the Company's fiscal quarter ended September 30, 1997, the Company began seeking approximately $500,000 to $1 million in outside debt and/or equity funding in order to be able to complete the development of SCOOP. To date, the Company has obtained only $125,000 of that funding. The Company is also in discussions with prospective distributors of SCOOP, which could result in royalty advances to the Company which could be used to complete the production of SCOOP. The Company is also experiencing considerable difficulty in meeting its current financial obligations to certain creditors, primarily its landlord and the vendor which has printed the Newspaper. In order to resume publication of the Newspaper and otherwise continue its normal activities, in addition to the funding for SCOOP, the Company must immediately raise approximately $500,000 to $1 million in funds through bank borrowings, public or private debt or equity offerings, or otherwise. To date, the Company has raised only $250,000 of that financing. In addition to discussions with prospective lenders, as well as continued solicitation of Newspaper sponsorships through the READING PARTNERS PROGRAM, the Company is attempting to raise at least a portion of the needed short-term funds through the issuance of convertible debt or convertible preferred stock. There can, however, be no guarantee that any of the above financing will be available on terms favorable to the Company or its shareholders, if at all.

As to longer-term funding requirements, the Company is continuing to pursue opportunities for a private equity offering of up to $5 million. In addition, the Company is also investigating other approaches to obtain long-term operating funds while also maximizing shareholder value. To date, those approaches include, but are not limited to, a possible merger with the appropriate entity or a sale of the Company or its assets. There can be no guarantee that any of the Company's efforts will be successful or, if successful, that they will result in a transaction on terms favorable to the Company or its shareholders. If needed long-term funds are not available, the Company may be required to curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.

In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


Financial Statements:                                                     PAGE
     Independent Auditor's Report                                           14

     Balance Sheet                                                          15

     Statements of Operations                                               16

     Statement of Shareholders' Equity                                      17

     Statements of Cash Flows                                               20

     Notes to Financial Statements                                          22


                  [STONEFIELD JOSEPHSON, INC. LETTERHEAD]

Board of Directors
Tomorrow's Morning, Inc.
Beverly Hills, California


We have audited the accompanying balance sheet of Tomorrow's Morning, Inc., (a development stage enterprise) as of June 30, 1998, and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tomorrow's Morning, Inc. as of June 30, 1997 including the statement of shareholders' equity from inception were audited by other auditors whose report dated August 25, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomorrow's Morning, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital, a shareholders' deficit, has experienced recurring losses and has had negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.





CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 24, 2000

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET - JUNE 30, 1998

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $       46,154
  Accounts receivable, net of reserves of $125,614                             445
  Loan receivable, officer-shareholder                                      72,766
  Software development costs                                                95,866
  Prepaid expenses                                                          51,610
                                                                    --------------

          Total current assets                                                         $      266,841

OTHER ASSETS:
  Fixed assets, net of accumulated depreciation of $34,670                 105,732
  Deposits                                                                  32,772
                                                                   ---------------

          Total other assets                                                                  138,504
                                                                                       --------------

                                                                                       $      405,345
                                                                                       ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $     1,455,237
  Current maturities of contracts payable                                    5,731
  Loans payable, related parties                                           434,195
                                                                   ---------------

          Total current liabilities                                                    $    1,895,163

CONTRACTS PAYABLE, less current maturities                                                     13,449

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                 -
  Common stock; no par value, 10,000,000 shares
    authorized, 3,210,372 shares issued and outstanding                 12,850,167
  Deficit accumulated during development stage                         (14,353,434)
                                                                   ---------------

          Total shareholders' deficit                                                      (1,503,267)
                                                                                       --------------

                                                                                       $      405,345
                                                                                       ==============


See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                                                       From inception on
                                                         Year ended            Year ended              June 30, 1992 to
                                                        June 30, 1998         June 30, 1997             June 30, 1998
                                                       ---------------       ----------------          ----------------
REVENUE:
  SUBSCRIPTIONS                                        $       218,983       $         38,166          $        549,701

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                           925,397                782,937                 3,312,446
                                                       ---------------       ----------------          ----------------

GROSS MARGIN                                                  (706,414)              (744,771)               (2,762,745)

OPERATING EXPENSES                                           2,949,601              1,907,281                 8,384,502

RESEARCH AND DEVELOPMENT                                       556,876                191,500                   840,376
                                                       ---------------       ----------------          ----------------

LOSS FROM OPERATIONS                                        (4,212,891)            (2,843,552)              (11,987,623)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                            2,026,204                      -                 2,026,204
LEGAL SETTLEMENT                                                30,000                      -                    30,000
OTHER EXPENSES, NET                                             20,180                  7,417                    57,057
INTEREST EXPENSE                                                11,460                141,482                   313,478
INTEREST INCOME                                                 28,157                 37,572                    65,728
                                                       ---------------       ----------------          ----------------

LOSS BEFORE INCOME TAXES                                    (6,272,578)            (2,954,879)              (14,348,634)

INCOME TAXES                                                       800                    800                     4,800
                                                       ---------------       ----------------          ----------------

NET LOSS                                               $    (6,273,378)      $     (2,955,679)         $    (14,353,434)
                                                       ===============       ================          ================

NET LOSS PER SHARE, BASIC AND DILUTED                  $         (2.23)      $          (1.84)
                                                       ===============       ================

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                        2,812,944              1,608,412
                                                       ===============       ================


See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                           Deficit
                                                                                                         accumulated
                                                                           Common stock                     during        Total
                                                   Common stock            subscriptions    Treasury     development  shareholders'
                                             Shares            Amount        receivable      stock           stage       deficit
                                           ----------     -----------      ----------     ----------     -----------  -------------
June 30, 1992 (date of inception) to
  June 30, 1993 capital contribution -
  compensation                                             $  100,000      $               $              $             $  100,000
Issuance of common stock                        9,080          25,000                                                       25,000
Issuance of common stock                       90,800          50,000                                                       50,000
Issuance of common stock                      406,330          78,900                                                       78,900
Issuance of common stock                       46,762          50,000                                                       50,000
Issuance of common stock                       17,252          75,000                                                       75,000
Common stock subscribed                                                        50,000                                       50,000
Net loss for the year ended June 30,
  1993, as restated                                                                                         (540,430)     (540,430)
                                           ----------      ----------      ----------      ----------     ----------    ----------

Balance at June 30, 1993                      570,224         378,900          50,000                       (540,430)     (111,530)

Capital contribution - compensation                           100,000                                                      100,000
Stock option compensation                                     292,000                                                      292,000
Capital contribution                                           51,100                                                       51,100
Issuance of common stock                       17,252          50,000         (50,000)
Issuance of common stock                       34,958          50,000                                                       50,000
Issuance of common stock                       38,136         110,000                                                      110,000
Issuance of common stock                        1,816           7,500                                                        7,500
Issuance of common stock                      145,280         275,000         (50,000)                                     225,000
Common stock repurchased and cancelled         (9,080)        (25,000)                                                     (25,000)
Issuance of common stock based on
  anti-dilutive agreements                     35,866
Net loss for the year ended June 30,
   1994, as restated                                                                                        (911,611)     (911,611)
                                           ----------      ----------      ----------      ----------     ----------    ----------

Balance at June 30, 1994                      834,452       1,289,500         (50,000)                    (1,452,041)     (212,541)


See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                     Deficit
                                                                                                   accumulated
                                                                        Common stock                 during         Total
                                               Common stock            subscriptions    Treasury   development   shareholders'
                                          Shares         Amount          receivable      stock        stage        deficit
                                        ---------      ----------      -------------    --------   -----------   -------------
Capital contribution - compensation                       200,000                                                   200,000
Common stock subscribed                                                    250,000                                  250,000
Issuance of common stock for services      45,400           2,000                                                     2,000
Issuance of common stock                   61,290         125,000                                                   125,000
Issuance of common stock                   15,890          50,000                                                    50,000
Issuance of common stock                   11,804          50,000                                                    50,000
Commitment to purchase common stock                                                     (65,000)                    (65,000)
Net loss for the year ended June 30,
  1995, as restated                                                                                (1,015,040)   (1,015,040)
                                        ---------      ----------        ---------     --------    ----------    ----------
Balance at June 30, 1995                  968,836       1,716,500          200,000      (65,000)   (2,467,081)     (615,581)

Capital contribution - compensation                       250,000                                                   250,000
Stock option compensation                                 751,290                                                   751,290
Issuance of common stock                   49,032         200,000         (200,000)
Issuance of common stock                   54,026         216,703                                                   216,703
Conversion of 6% convertible notes         45,400          91,500                                                    91,500
Stock issuance costs                                      (37,193)                                                  (37,193)
Common stock repurchased and cancelled    (90,800)        (50,000)                       65,000       (15,000)
Debt issuance costs                                       130,000                                                   130,000
Shareholder loans                                                                                     (27,575)      (27,575)
Net loss for the year ended June 30,
  1996, as restated                                                                                (2,642,296)   (2,642,296)
                                        ---------      ----------        ---------     --------    ----------    ----------
Balance at June 30, 1996                1,026,494       3,268,800                                  (5,151,952)   (1,883,152)


See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                      Deficit
                                                                                                     accumulated
                                                                       Common stock                     during          Total
                                                   Common stock       subscriptions     Treasury     development   shareholders'
                                              Shares         Amount     receivable       stock          stage         deficit
                                            ---------  -------------  -------------   ------------   -----------   ------------
Issuance of common stock                    1,167,277      5,347,724                                                 5,347,724
Stock issuance costs                                        (304,528)                                                 (304,528)
Conversion of 6% convertible notes            105,144        262,500                                                   262,500
Conversion of 7% convertible notes            432,083      1,080,207                                                 1,080,207
Debt issuance costs                                         (202,589)                                                 (202,589)
Capital contribution - compensation                          166,667                                                   166,667
Shareholder loan                                                                                        (69,377)       (69,377)
Stock option compensation                                    733,400                                                   733,400
Issuance of common stock for services          55,000        132,500                                                   132,500
Net loss for the year ended June 30, 1997                                                            (2,955,679)    (2,955,679)
                                           ----------   ------------   ------------   ------------   ----------    -----------

Balance at June 30, 1997                    2,785,998     10,484,681                                 (8,177,008)     2,307,673

Stock option compensation                                  1,935,374                                                 1,935,374
Repayments - shareholder loans                                                                            7,227          7,227
Reclassification - shareholder loans                                                                     89,725         89,725
Stock issued - settlement of litigation         5,000         30,000                                                    30,000
Stock options exercised                       229,374        190,289                                                   190,289
Stock warrants sold                                            1,073                                                     1,073
Shares issued upon conversion of debt         190,000        190,000                                                   190,000
Warrants issued in connection with debt                       18,750                                                    18,750
Net loss for the year ended June 30, 1998                                                            (6,273,378)    (6,273,378)
                                           ----------   ------------   ------------   ------------   ----------    -----------

Balance at June 30, 1998                    3,210,372   $ 12,850,167              -              - $(14,353,434)   $(1,503,267)
                                           ==========   ============   ============   ============   ==========    ===========

See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                          FROM INCEPTION ON
                                                                   YEAR ENDED          YEAR ENDED         JUNE 30, 1992 TO
                                                                  JUNE 30, 1998       JUNE 30, 1997         JUNE 30, 1998
                                                                  -------------       -------------         -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                      $     (6,273,378)   $    (2,955,679)      $   (14,353,434)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
      Depreciation                                                        20,180              7,417                36,966
      Amortization of debt issuance costs                                      -             65,006               138,168
      Amortization of loans payable discount                               3,646                  -                 3,646
      Non-cash litigation settlement                                      30,000                  -                30,000
      Non-cash compensation                                            2,043,124            900,067             4,638,481
      Non-cash payment for services rendered                                   -            132,500               132,500

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                  4,935             (3,122)                 (445)
      Prepaid expenses                                                   356,611           (480,721)             (124,110)
      Software development costs                                         (23,367)                 -               (23,367)
      Deposits                                                            (1,417)           (26,355)              (32,773)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                           (1,197,852)          (388,922)            1,459,238
      Deferred revenue                                                   (52,603)            28,794                     -
                                                                ----------------    ---------------       ---------------

          Net cash used for operating activities                      (2,694,417)        (2,721,015)           (8,095,130)
                                                                ----------------    ---------------       ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                            (73,142)           (44,944)             (142,697)
                                                                ----------------    ---------------       ---------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                       -          5,347,724             6,749,734
  Proceeds from revolving line of credit                                       -                  -                50,000
  Proceeds from loans and warrants                                       375,000            424,276               799,276
  Proceeds from notes payable                                                  -                  -             1,705,086
  Proceeds from contracts payable                                         71,396             56,005               127,401
  Cash paid for debt issuance costs                                            -                  -              (210,757)
  Proceeds from exercise of stock options                                 82,538                  -                82,538
  Proceeds from exercise of warrants                                       1,073                  -                 1,073
  Repayment of revolving line of credit                                        -            (50,000)              (50,000)
  Repayment of loans payable                                                   -           (359,276)             (423,400)
  Repayment of notes payable                                                   -            (11,456)              (11,456)
  Repayment of contracts payable                                         (83,329)           (24,891)             (108,220)
  Loans payable shareholders                                              24,186            (69,377)              (72,766)
  Cash paid for offering costs                                                 -           (228,723)             (304,528)
  Purchase of treasury stock                                                   -                  -               (50,000)
                                                                ----------------    ---------------       ---------------

          Net cash provided by financing activities                      470,864          5,084,282             8,283,981
                                                                ----------------    ---------------       ---------------

NET INCREASE (DECREASE) IN CASH                                       (2,296,695)         2,318,323                46,154
CASH, beginning of year                                                2,342,849             24,256                     -
                                                                ----------------    ---------------       ---------------

CASH, end of year                                               $         46,154    $     2,342,849       $        46,154
                                                                ================    ===============       ===============


See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                          FROM INCEPTION ON
                                                                   YEAR ENDED          YEAR ENDED         JUNE 30, 1992 TO
                                                                  JUNE 30, 1998       JUNE 30, 1997         JUNE 30, 1998
                                                                  -------------       -------------         -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable              $              -    $      (202,589)      $       (72,589)
                                                                ================    ===============       ===============
  Conversion of notes payable to common stock                   $        190,000    $     1,342,707       $     1,532,707
                                                                ================    ===============       ===============
  Non-cash compensation                                         $      2,043,124    $             -       $     2,043,124
                                                                ================    ===============       ===============
  Issuance of warrants connected to debt conversion             $         18,750    $             -       $        18,750
                                                                ================    ===============       ===============


s

See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                            YEAR ENDED JUNE 30, 1998




(1)      SUMMARY SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of June 30, 1998, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

                  For the years ended June 30, 1998 and June 30, 1997, the Company had negative cash flows from operations of $2,694,417 and $2,721,015, respectively and incurred a net loss of $6,273,378 and $2,955,679, respectively. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game;
                  (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

         REVENUE RECOGNITION:

                  Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         ADVERTISING:

                  The Company expenses the costs of all general advertising in the period incurred. Advertising expense was approximately $83,000 and $85,000 for the years ended June 30, 1998 and 1997, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", costs associated with the Company's direct response marketing efforts have been deferred and will be amortized over the period in which the related revenue is recognized. At June 30, 1998 there were no deferred advertising costs and at June 30, 1997 the deferred costs were approximately $106,000, with no related amortization. Management periodically reviews the recoverability of deferred advertising costs.

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

         INCOME TAXES:

                  The Company accounts for taxes under SFAS No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this tax method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not have any material differences between financial reporting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NET LOSS PER SHARE:

                  The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share ("SFAS 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of loss per share for the years ended June 30, 1998 and June 30, 1997, because the effect would be anti-dilutive.

         VARIABLE NONDILUTABLE STOCK OPTIONS:

                  The Company records non-cash compensation expense resulting from an increase in fair value of the common stock to be issued upon the exercise of the variable nondilutable stock options outstanding (Note 5).

         DEBT WITH STOCK PURCHASE WARRANTS:

                  The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities. Fair value of the debt element of the financial instrument is determined by discounting the future payments of principal and interest, based upon management's estimate of its borrowing rate for similar financial instruments of this risk (generally 20%), and the balance of the proceeds is accounted for as additional paid in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the interest method.

         CASH AND CASH EQUIVALENTS:

                  The Company considers cash equivalents to include highly liquid investments purchased with a maturity of less than three months. Cash and cash equivalents are held in a major financial institution and at times, such balances can be in excess of the Federal Deposit Insurance Corporation's insurance limits.

         FINANCIAL INSTRUMENTS:

                  The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

         OFFICE FURNITURE AND EQUIPMENT:

                  Office furniture and equipment is stated at cost and depreciation is computed on a straight-line basis over a period of five years.


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

                  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.

                  In April 1998, the American Institute of Certified Public Accountants issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998




(2)      LOANS PAYABLE:



         A summary is as follows:
               Unsecured demand loans with no stated interest, due to
                 related parties                                                             $        74,299
               Note payable, net of discount - shareholder due September 9,
                 1998 with stated interest at 10% per annum, 15% per annum
                 if the note is in default, effective interest at 20%                                122,396
               Note payable, net of discount - shareholder due December 24,
                 1998, with stated interest at 10% per annum, 15% per annum
                 if the note is in default, effective interest at 20%                                237,500
                                                                                             ---------------

                                                                                             $       434,195
                                                                                             ===============

(3)      CONTRACTS PAYABLE:

         The Company has entered into lease contracts to purchase office equipment and a telephone system. The contracts provide for a fair-market-value purchase at the end of the lease terms. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the Company has capitalized the cost of the equipment.

         Lease commitments for capital leases with remaining terms of more than one year at June 30, 1998 are as follows:


               Year ending June 30,
                   1999                                                                      $         5,731
                   2000                                                                                5,731
                   2001                                                                                4,123
                   2002                                                                                3,296
                   2003                                                                                  299
                                                                                             ---------------

                                                                                             $        19,180
                                                                                             ===============


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998




(4)      COMMITMENTS AND CONTINGENCIES:

         LEASES

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

         Rent expense, including additional costs per the leases, for year ended June 30, 1998 and June 30, 1997 was $90,168 and $44,750, respectively, and $255,918 for the period from inception through June 30, 1998.

         In addition to the above office leases, the Company also leases an auto and office equipment under operating leases with remaining terms of more than one year.

         Lease commitments for operating leases with remaining terms of more than one year at June 30, 1998 are as follows:


               Year ending June 30,
                   1999                                                                      $       102,640
                   2000                                                                               96,645
                   2001                                                                               98,534
                                                                                             ---------------

                                                                                             $       297,819
                                                                                             ===============

         SOFTWARE DEVELOPMENT AGREEMENT

         During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP-TM-". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through March 31, 1998, expenditures for "SCOOP-TM-" were approximately $908,000 of which $72,500 is included in software development costs.

         LEGAL PROCEEDINGS

         On July 13 1998, the Company was subject to a levy of $26,287 by the California Employment Development Department for back taxes. Such levy satisfied that agency's claim in full.

         On August 17, 1998, the Company received a notice of levy from the Internal Revenue Service as to $30,761 for back taxes. Upon receipt of the notice, the Company contacted that agency and negotiated a payment plan. As of June 30, 1999, the Company had made payments totaling $15,000 toward the amount owed. The amount was subsequently paid in full.


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998




(4)      COMMITMENTS AND CONTINGENCIES, CONTINUED:

         LEGAL PROCEEDINGS, CONTINUED

         On May 27, 1998, the Company's landlord filed an unlawful detainer action in Los Angeles County Municipal Court seeking possession of the Company's executive offices and $20,208 in past due rent. On September 15, 1998, the Company's landlord filed an unlawful detainer action in Los Angeles County Municipal Court seeking possession of the Company's executive offices and past due rent. Such action was resolved on October 6, 1998 by a stipulated judgment in which the Company agreed to pay the landlord $40,429 in cash in two installments and deliver 40,000 shares of Company Common Stock. The amount owed to the landlord was paid in full in December 1998. As part of the stipulated judgment, the judgment obtained by the landlord in the action in May 1998 was satisfied in full.

         On December 17, 1998, Starbright Graphics, Inc. filed an action against the Company in the Superior Court of New Jersey Law Division, Middlesex County, seeking $699,231 for services rendered in connection with the printing and distribution of the newspaper. This action was dismissed in New Jersey by stipulation without prejudice on March 23, 1999, and filed in Los Angeles County Superior Court for breach of contract on July 13, 1999.

         On March 10, 1999, Peter Li, Inc. filed an action against the Company in Los Angeles County Superior Court seeking $33,711 in damages for breach of contract in connection with services provided to the Company.

         On May 14, 1999, the Company's landlord filed an action in Los Angeles County Superior Court, West District, against the Company and Adam Linter, the Chief Executive Officer, seeking $238,519 in connection with the Company's breach of its lease payment obligations. In December 1999, this action was settled by a stipulated judgment providing for payments of $125,000 in cash and 20,000 shares of the Company's common stock. $30,000 of this amount has subsequently been paid.


(5)      COMMON STOCK, STOCK OPTIONS AND WARRANTS:

         On December 4, 1997, the Company settled litigation with a shareholder by issuing 5,000 shares of common stock. The charge to earnings regarding this transaction was $30,000.

         On May 15, 1996, the Company adopted a Non-Qualified Stock Option Plan ("the Plan"). The aggregate number of shares of common stock to be delivered upon the exercise of all options granted under the Plan cannot exceed 100,000 shares. At June 30, 1997, no options had been granted under the Plan. At June 30, 1998 31,000 options had been granted under the Plan.

         The Company has granted non-qualified stock options outside the NonQualified Stock Option Plan adopted on May 15, 1996 that allow each holder the right to purchase one share of the Company's common stock. The Board of Directors determines the exercise price of the options at the date of the grant. Options granted to date are fully vested on the date of the grant and have expirations ranging from two to five years from grant date.


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998




(5)      COMMON STOCK, STOCK OPTIONS AND WARRANTS, CONTINUED:

         The following table summarizes information about options outstanding at June 30, 1998 and June 30, 1997:

                                                                                   WEIGHTED
                                                                                    AVERAGE         NUMBER OF        DATE
                                                                      TOTAL        EXERCISE          OPTIONS        OPTIONS
                                                                     OPTIONS         PRICE         EXERCISABLE      EXPIRE
                                                               --------------     ----------      -------------   ----------
              Options outstanding at June 30, 1996                    776,978         0.53
                1997:
                  Granted - variable nondilutive                      142,400         2.63
                  Granted - other                                      86,714         5.13
                                                               --------------

              Balance at June 30, 1997                              1,006,092         0.88           1,006,092
                                                               --------------

              1998:
                  Granted                                             210,480         0.2125           183,186      6/17/00
                  Exercised                                          (229,374)
                                                               --------------

              Balance at June 30, 1998                                987,198         0.76
                                                               ==============


         The weighted average exercise price of variable nondilutive options outstanding and exercisable was $0.96 at June 30, 1997. The weighted average exercise price of the variable nondilutive options decreases as more options are granted. As discussed below, the nondiultive options were frozen during November, 1997, at an average exercise price of $0.57.

         The Company has elected, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation"' to account for its stock compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, any excess of the market price of the underlying stock on the date of grant over the exercise price of the Company's employee stock options, has been recognized as compensation expense. This resulted in a $16,740 charge to salary expense for the year ended June 30,1998. There were no options granted to employees for the year ended June 30, 1997.

         Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:


                  Expected life (years)                                                    1 year
                  Risk-free interest rate                                                   6.50%
                  Dividend yield                                                                -
                  Volatility                                                                3.273


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998



(5)      COMMON STOCK, STOCK OPTIONS AND WARRANTS, CONTINUED:

         This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

         For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information for the year ended June 30, 1998 is as follows:

                  Net loss, as reported                                         $    (6,227,459)
                  Proforma net loss                                             $    (6,232,729)
                  Basic and diluted historical loss per share                   $         (2.21)
                  Proforma basic and diluted loss per share                     $         (2.22)


         At June 30, 1997, 278,600 of the options outstanding represented options to purchase an aggregate of 10% of the common stock which is outstanding at the time the options are exercised (i.e. "nondilutable" options) which were exercisable for an aggregate price of $267,618 and expire in March 2000. As a result, the number of shares represented by such options will change as the number of outstanding shares of common stock change. The CEO of the Company and other related parties have been granted 167,160 and 111,440 of these nondilutable options, respectively. As a result of stock issued during the year ended June 30, 1997, an additional 142,400 options were granted to maintain the nondilutive nature of these options, based upon the number of shares outstanding at June 30, 1997. In connection with these additional nondilutive stock options, the Company recognized $463,700 of compensation expense for the year ended June 30, 1997.

         The Company's Variable Non-dilutive Stock Option Agreements were amended in November 1997 to remove the variable and non-dilutive features, effectively freezing the number of common shares the optionees were previously granted. The effect of the amendments was a charge to earnings of $1,344,022. Charges related to these options totaled $1,918,634 for the year ended June 30, 1998.

         In addition to the above transactions, options granted by the Company were exercised by various unrelated parties during the year ended June 30, 1998. There was a charge to earnings totaling $107,570 in that period, with respect to these options.

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

         During the year ended June 30, 1997 the Company granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00. Those warrants were granted as compensation to an individual acting as a public relations consultant. The warrants are subject to a vesting schedule over the twelve-month contract entered into with the individual.

See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1998




(5)      COMMON STOCK, STOCK OPTIONS AND WARRANTS, CONTINUED:

         During the year ended June 30, 1997, the Company canceled warrants to purchase 45,400 shares of Common Stock.

         In June 1998 the Company converted $190,000 of debt owing to unrelated parties into 190,000 shares of common stock.

         In connection with financing raised during the year ended June 30, 1998, the Company sold 125,000 warrants exercisable at $2.20 per share through March 2003 and 250,000 warrants exercisable at $2.00 per share through June 2003.


(6)      INCOME TAXES:

         The Company had deferred tax assets of approximately $4,137,000 and $2,665,000 as of June 30, 1998 and June 30, 1997, respectively, which have been offset by 100% valuation allowances of $4,137,000 and $2,665,000, respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $9,640,000, which expire in years up to 2012. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under
         Section 382 of the Internal Revenue Code.


(7)      RELATED PARTY TRANSACTIONS:

         The printer used by the Company also has an equity interest in the Company. Printing expense was approximately $643,000 and $504,000 for the years ended June 30, 1998 and 1997, respectively, and $2,235,000 from the period from inception through June 30, 1997. At June 30, 1998 and 1997, amounts payable to the printer were approximately $700,000 and $92,500, respectively.

         Alan G. Dunn, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $102,800. As a result of repayments, the Company's indebtedness to Mr. Dunn at June 30, 1998 amounted to approximately $67,800.

See accompanying independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None, except as previously reported.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS. The officers and directors of the Company and their ages as of September 15, 1998, are as follows:


NAME                            AGE              CORPORATE POSITIONS HELD (1)
----                            ---              ----------------------------
Adam Linter                     52             Chairman of the Board, President,
                                               Treasurer and Secretary
James R. Rosbe                  49             Director
Rick Nicita (2)                 52             Director
Alan G. Dunn (2)                42             Director


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

JAMES R. ROSBE, a director since February 1996, and an Associate Publisher of the Company from April 1997 to January 1998, has been active with the Company since its inception, collaborating on business planning and strategy, as well as advising on finance, marketing, circulation and synergistic product development, and monitoring commercial opportunities on the Internet and in electronic publishing. Mr. Rosbe previously served as Vice President-Operations for Online Technologies Corporation in Ann Arbor, Michigan, an Internet service provider for which he worked from October 1994 to April 1997. From August 1991 until September 1993, Mr. Rosbe was the co-founder of Mobile Metal Services in Troy, Michigan, a company providing metal stabilization services. From 1985 to 1989, with Mr. Linter (his brother-in-law), he formed a seed venture capital effort to develop commercial opportunities in biotechnology, and engaged in real estate finance and analysis. Mr. Rosbe has an M.B.A. in Finance/Strategy from UCLA, and a B.A. in Political Science from the University of Michigan.

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

ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION. Adam Linter has served as the Company's President (Chief Executive Officer) since its inception. Except as shown below, no executive officer of the Company received compensation in excess of $100,000 during fiscal 1998.

SUMMARY COMPENSATION TABLE:


                                                                      SECURITIES
NAME AND PRINCIPAL                                                   OTHER ANNUAL     UNDERLYING
POSITION                            YEAR    SALARY      BONUS      COMPENSATION(1)     OPTIONS
------------------                  ----    ------      -----      ---------------    ----------
Adam Linter, President(2)           1998    $250,000(3) $ -0-         $8,750(4)             -0-
                                    1997    $83,333     $ -0-               -            85,440
                                    1996    $  -0-      $ -0-               -           154,360


Steven Raft, Chief                  1998    $82,750(3)  $ -0-         $5,500(6)          10,000
Financial Officer(5)                1997    $20,000     $ -0-         $ -0-                  -0-


--------------------

(1) The compensation described in this table does not include medical insurance and other benefits received by Mr. Linter or Mr. Raft which are available generally to all employees of the Company and certain perquisites and other personal benefits received by Mr. Linter or Mr. Raft the value of which did not exceed 10% of their cash compensation in the table.

(2) Mr. Linter began receiving a salary on March 27, 1997. His annual salary is $250,000. See "Employment Agreements" below.

(3) Of this amount, the following amounts were accrued but unpaid: Mr. Linter - $104,167; Mr. Raft - $30,000.

(4)  Consists of a $730 per month car allowance.

(5) Mr. Raft became an employee of the Company on April 17, 1997 and resigned on May 31, 1998. His annual salary was $96,000.

(6)  Consists of a $500 per month car allowance.

The following table provides information concerning stock options granted to Mr. Linter and Mr. Raft during the year ended June 30, 1998:


                           NUMBER OF        % OF TOTAL
                           SECURITIES       OPTIONS GRANTED
                           UNDERLYING       TO EMPLOYEES IN        EXERCISE         EXPIRATION
NAME                       OPTIONS          FISCAL YEAR            PRICE ($/SH)       DATE
----                       ----------       ---------------        ------------     ----------
Adam Linter                     -0-               N/A                  N/A             N/A
Steven Raft                  10,000               48%               $0.2125          6/17/00



As to Mr. Linter and Mr. Raft, the following table sets forth the number and value of vested and unvested options held as of June 30, 1998.

                                           NUMBER OF SECURITIES
                                           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                           OPTIONS                        IN-THE-MONEY
                  SHARES                   ---------------------------    ----------------------------
                  ACQUIRED      VALUE
NAME              ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----              -----------   --------   -----------   -------------    -----------    -------------
Adam Linter       154,360       $100,334     281,113          -0-          $175,696          -0-

Steven Raft       -0-           -0-           10,000          -0-            $6,250          -0-


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

As of June 30, 1998, options as to 31,000 shares have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 100,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of September 15, 1998 as to (i) each person or entity who is known by the Company to own beneficially more than five percent of the Company's Common Stock (the Company's only class of voting stock), (ii) Adam Linter and Steven Raft, the only executive officers named above in "Item 10. Executive Compensation," (iii) the Company's directors and (iv) all directors and executive officers as a group.

                                            NUMBER OF SHARES
NAME                                        BENEFICIALLY OWNED(1)      PERCENTAGE(2)
----                                        ---------------------      -------------
Michael Fuchs(3)                              375,000(4)                   10.5%
Adam Linter(5)                                845,803(6)                   24.2%
Steven Raft                                    11,000                       0.3%
James R. Rosbe(7)                              45,520(8)                    1.4%
Rick Nicita(9)                                 95,138                       3.0%
Alan G. Dunn(10)                               34,958(11)                   1.1%
All directors and executive
 officers as a group (four persons)(12)     1,018,419                      29.1%


--------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or Warrants held by that person that are exercisable on or before December 15, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 3,212,690 shares of Common Stock outstanding, excluding (except as reflected in footnotes (4), (6)) and (8)), 657,313 shares of Common Stock issuable upon the conversion of a promissory note and exercise of outstanding options and Warrants, 375,000 of which are held by Michael Fuchs, 281,113 of which are held by Adam Linter, and 1,200 of which are held by James R. Rosbe.

(3)  Address is 9 West 57th Street, Suite 4220, New York, New York 10019.

(4) Includes 250,000 shares obtainable upon the exercise of warrants and 125,000 shares obtainable upon the conversion of a promissory note.

(5)  Address is 125 South Barrington Place, Los Angeles, California 90049.

(6) Includes 281,113 shares of Common Stock presently obtainable through the exercise of options. See "Item 10. Executive Compensation."

(7)  Address is 3364 Tacoma Circle, Ann Arbor, Michigan 48108.

(8) Includes 1,200 shares of Common Stock obtainable through the exercise of Warrants.

(9)  Address is 9830 Wilshire Boulevard, Beverly Hills, California 90212.

(10) Address is 4041 Morningstar, Huntington Beach, California 92649.

(11) All shares are held in the Dunn Family Trust. Mr. Dunn and Jan Dunn are trustees with shared voting power with respect to such shares.

(12) Consists of Adam Linter, James R. Rosbe, Rick Nicita and Alan G. Dunn. See footnotes (6), (8) and (11).

Except as listed above, there is no shareholder who is known to the Company to beneficially own more than 5% of the Company's Common Stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Adam Linter has entered into an employment agreement with the Company, as described in "Item 10. Executive Compensation - Employment Agreements."

As of June 30, 1998, Mr. Linter owed the Company a total of $72,766 in principal and interest, with the principal portion bearing interest at 8% per year. Such amounts are unsecured and are to be paid in full by March 2000.

James R. Rosbe, a director, was also employed by the Company as an Associate Publisher. For his services as such, Mr. Rosbe received an annual salary of $80,000 through January 1998.

Rick Nicita, a director, is the Co-Chairman of Creative Artists Agency, a talent agency the Company was a client of during the fiscal year ended June 30, 1998 and continues to be a client of in the current fiscal year.

Alan G. Dunn, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $102,800. As a result of repayments, the Company's indebtedness to Mr. Dunn is now approximately $67,800.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.  The following exhibits are filed as part of this report:


EXHIBIT                    DESCRIPTION
3.1               Articles of Incorporation of the Registrant, as amended *
3.2               Amendment to Articles of Incorporation *
3.3               Amended and Restated Bylaws of the Registrant *
4.1               Form of Warrant Agreement and Certificate *
4.2               Form of Managing Placement Agent's Warrant *
4.3               Form of Warrant issued to Michael Fuchs
10.1              Employment Agreement between the Registrant and Adam Linter *
10.2              Non-Qualified Stock Option Plan *
10.3              Form of Stock Option Agreement *
10.4              Software Development Agreement between the Registrant and Robit Hairman *
10.5              Amendment to Stock Option Agreement appearing below as Exhibit 10.11 *
10.6              Stock Option Agreement dated as of April 14, 1995 between the Registrant and Kristan Altimus *
10.7              Stock Option Agreement dated as of April 14, 1995 between the Registrant and Adam Linter *
10.8              Stock Option Agreement dated as of April 14, 1995 between the Registrant and S-M Investments *
10.9              Stock Option Agreement dated as of April 18, 1994 between the Registrant and S-M Investments *
10.10             Stock Option Agreement dated as of April 18, 1994 between the Registrant and S-M Investments *
10.11             Stock Option Agreement dated as of June 30, 1993 between the Registrant and Jim Rosbe *
10.12             Stock Option  Agreement dated as of October 5, 1994 between the Registrant and Michael Weinstock
                  (as amended January 31, 1996) *
10.13             Stock Option Agreement dated as of May 15, 1996 between the Registrant and S-M Investments *
10.14             Stock Option Agreement dated as of May 15, 1996 between the Registrant and Adam Linter *
10.15             Form of Indemnification  Agreement for directors and officers *
10.16             Warrant Agreement and Certificate  issued to J.E. Liss & Company, Inc.on November 12, 1996 *
10.17             Stock Option Agreement dated as of December 1, 1995 between the Registrant and Philip Brodie, as amended *
10.18             Stock Purchase Agreement between the Registrant and Starbright Graphics, Inc. dated as of
                  January 1, 1993 *
10.19             Amendment to Stock Option  Agreement dated as of April 18, 1997 between the Registrant and Adam
                  Linter
10.20             Second  Amendment to Stock Option  Agreement  dated as of November 3, 1997 between the Registrant and Adam Linter**
10.21             Convertible Promissory Note dated June 25, 1998 by the Registrant in favor of Michael Fuchs
24                Power of Attorney
27                Financial Data Schedule


-----------------

* Incorporated by reference to Registration Statement on Form SB-2 (No. 333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.

** Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1997 (File No. 0-29050).

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 2nd day of May, 2000.

TOMORROW'S MORNING, INC.

By: /s/ Adam Linter
    --------------------------------------
     Adam Linter, President and Treasurer

    (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                       DATE

/s/ ADAM LINTER                          Chairman of the Board,
-------------------------                President, Treasurer and
Adam Linter                              Secretary                                   May 2, 2000


* JAMES R. ROSBE                         Director                                    May 2, 2000
-------------------------
James R. Rosbe


* RICK NICITA                            Director                                    May 2, 2000
-------------------------
Rick Nicita


* ALAN G. DUNN                           Director                                    May 2, 2000
-------------------------
Alan G. Dunn

* By:   /s/ ADAM LINTER
     --------------------
     Adam Linter
     (Attorney-In-Fact)


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
3.1               Articles of Incorporation of the Registrant, as amended                        *
3.2               Amendment to Articles of Incorporation                                         *
3.3               Amended and Restated Bylaws of the Registrant                                  *
4.1               Form of Warrant Agreement and Certificate                                      *
4.2               Form of Managing Placement Agent's Warrant                                     *
4.3               Form of Warrant issued to Michael Fuchs
10.1              Employment Agreement between the Registrant and Adam Linter                    *
10.2              Non-Qualified Stock Option Plan                                                *
10.3              Form of Stock Option Agreement                                                 *
10.4              Software Development Agreement between the Registrant and Robit Hairman        *
10.5              Amendment to Stock Option Agreement appearing below as Exhibit 10.11           *
10.6              Stock Option Agreement dated as of April 14, 1995 between the Registrant
                  and Kristan Altimus                                                            *
10.7              Stock Option Agreement dated as of April 14, 1995 between the Registrant
                  and Adam Linter                                                                *
10.8              Stock Option Agreement dated as of April 14, 1995 between the Registrant
                  and S-M Investments                                                            *
10.9              Stock Option Agreement dated as of April 18, 1994 between the Registrant
                  and S-M Investments                                                            *
10.10             Stock Option Agreement dated as of April 18, 1994 between the Registrant
                  and S-M Investments                                                            *
10.11             Stock Option Agreement dated as of June 30, 1993 between the Registrant
                  and Jim Rosbe                                                                  *
10.12             Stock Option Agreement dated as of October 5, 1994 between the Registrant
                  and Michael Weinstock (as amended January 31, 1996)                            *
10.13             Stock Option Agreement dated as of May 15, 1996 between the Registrant
                  and S-M Investments                                                            *
10.14             Stock Option Agreement dated as of May 15, 1996 between the Registrant
                  and Adam Linter                                                                *
10.15             Form of Indemnification Agreement for directors and officers                   *
10.16             Warrant Agreement and Certificate issued to J.E. Liss & Company, Inc. on
                  November 12, 1996                                                              *
10.17             Stock Option Agreement dated as of December 1, 1995 between the Registrant
                  and Philip Brodie, as amended                                                  *
10.18             Stock Purchase Agreement between the Registrant and Starbright Graphics, Inc.
                  dated as of January 1, 1993                                                    *
10.19             Amendment to Stock Option Agreement dated as of April 18, 1997 between the Registrant and Adam Linter
10.20             Second Amendment to Stock Option Agreement dated as of November 3, 1997
                  between the Registrant and Adam Linter                                         **
10.21             Convertible Promissory Note dated June 25, 1998 by the Registrant in favor of
                  Michael Fuchs
24                Power of Attorney
27                Financial Data Schedule


* Incorporated by reference to Registration Statement on Form SB-2 (No. 333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.

** Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1997 (File No. 0-29050).