Form 10QSB
period 1998-09-30
TOMORROWS MORNING INC
filed 2000-05-04
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
Yes   X   No
   -----    -----


Number of shares of common stock outstanding at October 30, 1998: 3,212,690


Transitional Small Business Disclosure Format (CHECK ONE) :   Yes       No   X
                                                                  -----    -----

                                                    PART I
                                             FINANCIAL INFORMATION


                                             TOMORROW'S MORNING, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                       BALANCE SHEET - SEPTEMBER 30, 1998


                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $           205
  Accounts receivable, net of reserves of $125,614                                                    -
  Loan receivable, officer-shareholder                                                           52,320
  Software development costs                                                                     23,367
  Prepaid expenses                                                                               81,523
                                                                                        ---------------

          Total current assets                                                                                  $      157,415

OTHER ASSETS:
  Fixed assets, net of accumulated depreciation of $43,911                                       98,786
  Deposits                                                                                       32,772
                                                                                        ---------------

          Total other assets                                                                                           131,558
                                                                                                                --------------
                                                                                                                $      288,973
                                                                                                                ==============

                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                 $     1,506,835
  Current maturities of contracts payable                                                         5,731
  Loans payable, related parties                                                                443,049
                                                                                        ---------------

          Total current liabilities                                                                             $    1,955,615

CONTRACTS PAYABLE, less current maturities                                                                              12,249

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                                      -
  Common stock; no par value, 10,000,000 shares
    authorized, 3,220,372 shares issued and outstanding                                      12,852,267
  Deficit accumulated during development stage                                              (14,531,158)
                                                                                         --------------

          Total shareholders' deficit                                                                               (1,678,891)
                                                                                                                --------------
                                                                                                                $      288,973
                                                                                                                ==============

                                           TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF OPERATIONS


                                                                                                     From inception on
                                                     Three months ended      Three months ended      June 30, 1992 to
                                                     September 30, 1998      September 30, 1997     September 30, 1998
                                                         (unaudited)             (unaudited)            (unaudited)
                                                     ------------------      ------------------     ------------------
REVENUE:
  SUBSCRIPTIONS                                     $       3,722           $     128,232           $     553,423

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                            -                 207,662               3,312,446
                                                    -------------           -------------           -------------
GROSS MARGIN                                                3,722                 (79,430)             (2,759,023)

OPERATING EXPENSES                                        152,711               1,569,968               8,537,214

RESEARCH AND DEVELOPMENT                                    2,000                 282,640                 842,375
                                                    -------------           -------------           -------------
LOSS FROM OPERATIONS                                     (150,989)             (1,932,038)            (12,138,612)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                               -                       -               2,026,204
LEGAL SETTLEMENT                                                -                       -                  30,000
OTHER EXPENSES, NET                                         6,946                   4,591                  64,004
INTEREST EXPENSE                                           20,843                   1,082                 334,320
INTEREST INCOME                                            (1,054)                (20,335)                 66,782
                                                    -------------           -------------           -------------
LOSS BEFORE INCOME TAXES                                 (177,724)             (1,917,376)            (14,526,358)

INCOME TAXES                                                    -                     800                   4,800
                                                    -------------           -------------           -------------
NET LOSS                                            $    (177,724)          $  (1,918,176)          $ (14,531,158)
                                                    =============           =============           =============

NET LOSS PER SHARE, basic and diluted               $       (0.06)          $       (0.69)
                                                    =============           =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                   3,220,372               2,785,998
                                                    =============           =============

                                           TOMORROW'S MORNING, INC.
                                      (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENTS OF CASH FLOWS

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        From inception on
                                                          Three months ended     Three months ended     June 30, 1992 to
                                                          September 30, 1998     September 30, 1997    September 30, 1998
                                                          ------------------     ------------------    ------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                                   $    (177,724)         $  (1,918,176)        $   (14,531,158)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                   6,946                  4,591                  43,912
      Amortization of debt issuance costs                                -                      -                 138,168
      Amortization of loans payable discount                         8,854                      -                  12,500
      Non-cash litigation settlement                                     -                      -                  30,000
      Non-cash compensation                                              -                574,612               4,638,481
      Non-cash payment for services rendered                             -                      -                 132,500

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                              445               (748,427)                      -
      Prepaid expenses                                              42,587                (89,548)                (81,523)
      Software development costs                                         -                 (6,200)                (23,367)
      Deposits                                                           -                (26,293)                (32,773)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                         51,599                118,477               1,510,837
      Deferred revenue                                                   -                636,822                       -
                                                             -------------          -------------         ---------------
          Net cash used for operating activities                   (67,293)            (1,454,141)             (8,162,423)
                                                             -------------          -------------         ---------------
CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                            -                (45,028)               (142,697)
                                                             -------------          -------------         ---------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                 -                      -               6,749,734
  Proceeds from revolving line of credit                                 -                      -                  50,000
  Proceeds from loans                                                    -                  4,000                 799,276
  Proceeds from notes payable                                            -                      -               1,705,086
  Proceeds from contracts payable                                        -                 23,471                 127,404
  Cash paid for debt issuance costs                                      -                      -                (210,757)
  Proceeds from exercise of stock options                            2,100                      -                  84,638
  Proceeds from exercise of warrants                                     -                      -                   1,074
  Proceeds from shareholders                                        11,446                      -                  11,446
  Repayment of revolving line of credit                                  -                      -                 (50,000)
  Repayment of loans payable                                             -                      -                (423,400)
  Repayment of notes payable                                             -                      -                 (11,459)
  Repayment of contracts payable                                    (1,202)               (18,668)               (109,423)
  Repayment from shareholders                                        9,000                  7,227                  33,186
  Loans to shareholders                                                  -                      -                 (96,952)
  Cash paid for offering costs                                           -                      -                (304,528)
  Purchase of treasury stock                                             -                      -                 (50,000)
                                                             -------------          -------------         ---------------
          Net cash provided by financing activities                 21,344                 16,030               8,305,325
                                                             -------------          -------------         ---------------

NET INCREASE (DECREASE) IN CASH                                    (45,949)            (1,483,139)                    205
CASH, beginning of period                                           46,154              2,342,849                       -
                                                             -------------          -------------         ---------------
CASH, end of period                                          $         205          $     859,710         $           205
                                                             =============          =============         ===============

                                        TOMORROW'S MORNING, INC.
                                   (A DEVELOPMENT STAGE ENTERPRISE)

                                 STATEMENTS OF CASH FLOWS (CONTINUED)

                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                          From inception on
                                                                   Year ended          Year ended         June 30, 1992 to
                                                                  June 30, 1998       June 30, 1997         June 30, 1998
                                                                  -------------       -------------       -----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable                 $           -       $          -          $    (72,589)
                                                                   =============       ============          ============
  Conversion of notes payable to common stock                      $           -       $          -          $  1,532,707
                                                                   =============       ============          ============
  Non-cash compensation                                            $           -       $    574,612          $  2,043,124
                                                                   =============       ============          ============
  Issuance of warrants connected to debt conversion                $           -       $          -          $     18,750
                                                                   =============       ============          ============

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

(1)      SUMMARY SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Tomorrow's Morning, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 1998.

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of September 30, 1998, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

                  For the three months ended September 30, 1998, the Company had negative cash flows from operations of $67,293 and incurred a net loss of 177,724. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue operating. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

         REVENUE RECOGNITION:

                  Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

(2)      LEGAL PROCEEDINGS:

         On August 17, 1998, the Company received a notice of levy from the Internal Revenue Service as to $30,761 for back taxes. Upon receipt of the notice, the Company contacted that agency and negotiated a payment plan. This amount was subsequently paid.

         On December 17, 1998, Starbright Graphics, Inc. filed an action against the Company in the Superior Court of New Jersey Law Division, Middlesex County, seeking $699,231, included in accounts payable, for services rendered in connection with the printing and distribution of the newspaper. This action was dismissed in New Jersey by stipulation without prejudice on March 23, 1999, and filed in Los Angeles County Superior Court for breach of contract on July 13, 1999.

         On March 10, 1999, Peter Li Inc. filed an action against the Company in Los Angeles County Superior Court seeking $33,711 in damages for breach of contract in connection with services provided to the Company.

         On May 14, 1999, the Company's landlord filed an action in Los Angeles County Superior Court, West District, against the Company and Adam Linter seeking $238,519 in connection with the Company's breach of its lease payment obligations. In December 1999, this action was settled by a stipulated judgment providing for payments of $125,000 in cash and 20,000 shares of the Company's common stock. $30,000 of this amount has subsequently been paid.

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

OVERVIEW. For the quarter ended September 30, 1998, revenues were $3,722 and the Company experienced a net loss of $177,724, as compared to revenues of $128,232 and a net loss of $1,918,232 for the three months ended September 30, 1997. The Company continues to sustain substantial losses, which have resulted in suspension of publication of the Tomorrow's Morning newspaper (the "Newspaper"), the Company's only product to date. As a result, such losses threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997. Revenues for the quarter ended September 30, 1998 were $3,722, as compared to $128,232 for the three months ended September 30, 1997. This decrease in revenues was the result of suspension of Newspaper publication in May 1998. Costs and expenses decreased to $154,711 during the three months ended September 30, 1998, a 90% change from $1,485,713 during the quarter ended September 30, 1997.

Total interest expense for the quarter ended September 30, 1998 was $20,482, as compared to $1,082 for the same three month period in 1997. This over nineteen-fold increase is attributable to increased borrowings to satisfy existing obligations.

For the three months ended September 30, 1998, the Company experienced a net loss of $177,724, a decrease of approximately 90% from the $1,918,232 net loss incurred in the three months ended September 30, 1997. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES. To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper and the research and development of synergistic children's media products. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper were directed at schools (which were the source of most subscriptions), such business was seasonal, with most sales taking place between September and June. Seasonality was not believed to be a factor with non-school sales.

As of September 30, 1998, the Company had current assets of $157,415. The Company has been seeking approximately $500,000 to $1,000,000 in outside debt and/or equity funding in order to be able to complete the development of SCOOP-TM-. To date, the Company has obtained only $125,000 of that funding. The Company is also in discussions with several prospective distributors of SCOOP, which could result in a royalty advance to the Company which would be used to complete the production of that product. As a result of its lack of working capital, the Company is currently unable to meet its financial obligations to its creditors, including the vendor which has printed the Newspaper and its landlord. In order for the Company to resume publication of the Newspaper and continue its normal activities, the Company must immediately raise approximately $500,000 to $1,000,000 through bank borrowings, public or private debt or equity offerings, or otherwise. In addition to discussions with prospective lenders, as well as continued solicitation of Newspaper sponsorships through the READING PARTNERS

PROGRAM, the Company is attempting to raise at least a portion of the needed short-term funds through the private issuance of convertible debt or convertible preferred stock. There can be no guarantee that any of such funding will be available on terms favorable to the Company or its shareholders, if at all.

As to longer-term funding requirements, the Company is continuing to pursue opportunities for a private equity offering of up to $5 million. In addition, the Company is also investigating other approaches to obtain long-term operating funds while also maximizing shareholder value. To date, those approaches include, but are not limited to, a possible merger with the appropriate entity or a sale of the Company or its assets. There can be no guarantee that any of the Company's efforts will be successful or, if successful, that they will result in a transaction on terms favorable to the Company or its shareholders. If the short-term funds described above are obtained but long-term funds do not become available, the Company may be required to curtail its future operations, which could have a material adverse effect on the Company's business, operating results and financial condition at that time.

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

                                     PART II

                                OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS



On July 13, 1998, the Company was subject to a levy of $26,287 by the California Employment Development Department for back taxes. Such levy satisfied that agency's claim in full.

On August 17, 1998, the Company received a notice of levy from the Internal Revenue Service as to $30,761 for back taxes. The Company has contacted that agency with respect to the levy and an alternative payment plan.

On September 15, 1998, Barrington Plaza Partnership, the Company's landlord, filed an unlawful detainer action in Los Angeles County Municipal Court seeking possession of the Company's executive offices and past due rent. Such action follows a similar action by the landlord in May 1998, which has resulted in a $7,700 judgment against the Company which has not yet been satisfied.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(a)  Not applicable.


(b)  Not applicable.


(c) On July 1, 1998, the Company issued 10,000 shares of Common Stock to Steven Raft pursuant to his exercise of previously granted options by the payment of $2,125 in cash. Based on Mr. Raft's access to information as a former officer of the Company and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.


(d)  Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


The Company is in default in its obligations to virtually all of its creditors and its landlord. The Company is also in default as to the payment of principal and interest on a $125,000 loan from Wilmington Trust Company, Trustee for Andrea B. Currier. Such defaults will continue until funds are obtained as described in Part I above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



(a)  The following Exhibit is attached hereto:



     EXHIBIT NO.                                 DESCRIPTION

             27                            Financial Data Schedule




(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended September 30, 1998.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TOMORROW'S MORNING, INC.


Dated: May 2, 2000                  By:  /s/ ADAM LINTER
                                       --------------------------------

                                             Adam Linter

                                             President and Treasurer

                                  EXHIBIT INDEX




EXHIBIT NUMBER          DESCRIPTION

      27          Financial Data Schedule