Form 10QSB
period 1998-12-31
TOMORROWS MORNING INC
filed 2000-05-04
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998
OR

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /


Number of shares of common stock outstanding at January 29, 1999: 3,352,690


Transitional Small Business Disclosure Format (CHECK ONE) :  Yes / /  No /X/

                                     PART I
                              FINANCIAL INFORMATION


                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 1998

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $        4,056
  Loan receivable, officer-shareholder                                                           60,333
  Software development costs                                                                     23,367
  Prepaid expenses and other current assets                                                      81,523
                                                                                         --------------

          Total current assets                                                                                $      169,279

OTHER ASSETS:
  Fixed assets, net of accumulated depreciation of $50,857                                       91,840
  Deposits                                                                                       32,772
                                                                                         --------------

          Total other assets                                                                                         124,612
                                                                                                              --------------

                                                                                                              $      293,891
                                                                                                              ==============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                  $    1,566,282
  Current maturities of contracts payable                                                         5,731
  Loans payable, related parties                                                                536,798
                                                                                         --------------

          Total current liabilities                                                                           $    2,108,811

CONTRACTS PAYABLE, less current maturities                                                                            11,598

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                                      -
  Common stock; no par value, 10,000,000 shares
    authorized, 3,360,372 shares issued and outstanding                                      12,869,767
  Deficit accumulated during development stage                                              (14,696,285)
                                                                                         --------------
          Total shareholders' deficit                                                                             (1,826,518)
                                                                                                              --------------

                                                                                                              $      293,891
                                                                                                              ==============

                                             TOMORROW'S MORNING, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENTS OF OPERATIONS


                                            Six months ended      Six months ended      Three months ended
                                            December 31, 1998     December 31, 1997     December 31, 1998
                                            -----------------     -----------------     -----------------
                                               (unaudited)          (unaudited)            (unaudited)
REVENUE:
  SUBSCRIPTIONS                                $      3,144        $    229,666  $                -

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                    906             537,992               1,484
                                               ------------        ------------        ------------
GROSS MARGIN                                          2,238            (308,326)             (1,484)

OPERATING EXPENSES                                  298,471           2,085,237             146,631

RESEARCH AND DEVELOPMENT                              2,000             463,460                   -
                                               ------------        ------------        ------------

LOSS FROM OPERATIONS                               (298,233)         (2,857,023)           (148,115)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                         -           2,026,204                   -
LEGAL SETTLEMENT                                          -              30,000                   -
OTHER EXPENSES, NET                                  13,892              11,176               6,946
INTEREST EXPENSE                                     31,780               2,525              10,938
INTEREST INCOME                                       1,054              25,865                 872
                                               ------------        ------------        ------------
LOSS BEFORE INCOME TAXES                           (342,851)         (4,901,063)           (165,127)

INCOME TAXES                                              -                 800                   -
                                               ------------        ------------        ------------
NET LOSS                                       $   (342,851)       $  4,901,863        $   (165,127)
                                               ============        ============        ============
NET LOSS PER SHARE, basic and diluted          $      (0.11)                           $      (0.05)
                                               ============                            ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                             3,233,237                               3,245,963
                                               ============                            ============

                                                                  From inception on
                                           Three months ended     June 30, 1992 to
                                           December 31, 1997     December 31, 1998
                                           ------------------    -----------------
                                                (unaudited)           (unaudited)
REVENUE:
  SUBSCRIPTIONS                                $    101,434        $    552,845

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                330,330           3,313,352
                                               ------------        ------------
GROSS MARGIN                                       (228,896)         (2,760,507)

OPERATING EXPENSES                                1,089,881           8,682,973

RESEARCH AND DEVELOPMENT                            180,820             842,376
                                               ------------        ------------

LOSS FROM OPERATIONS                             (1,499,597)        (12,285,856)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                 1,451,592           2,026,204
LEGAL SETTLEMENT                                     30,000              30,000
OTHER EXPENSES, NET                                   6,585              70,949
INTEREST EXPENSE                                      1,443             345,258
INTEREST INCOME                                       5,530              66,782
                                               ------------        ------------
LOSS BEFORE INCOME TAXES                         (2,983,687)        (14,691,485)

INCOME TAXES                                              -               4,800
                                               ------------        ------------
NET LOSS                                       $ (2,983,687)       $(14,696,285)
                                               ============        ============
NET LOSS PER SHARE, basic and diluted          $      (1.07)
                                               ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                             2,800,528
                                               ============

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     Six months ended     Six months ended     Three months ended
                                                     December 31, 1998    December 31, 1997     December 31, 1998
                                                     -----------------    -----------------    ------------------
                                                        (unaudited)          (unaudited)           (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                             $   (342,851)       $ (4,901,863)       $   (165,127)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                           13,892              11,176               6,946
      Amortization of debt issuance costs                         -                   -                   -
      Amortization of loans payable discount                 15,103                   -               6,249
      Non-cash litigation settlement                              -              30,000                   -
      Non-cash compensation                                   5,000           2,026,204               5,000
      Non-cash payment for services rendered                      -                   -                   -

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                       445            (324,882)                  -
      Prepaid expenses                                       42,587             300,752                   -
      Software development costs                                  -             (11,535)                  -
      Deposits                                                    -              (1,117)                  -

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                 111,043             423,094              59,444
      Deferred revenue                                            -             221,182                   -
                                                       ------------        ------------        ------------
          Net cash used for operating activities           (154,781)         (2,226,989)            (87,488)
                                                       ------------        ------------        ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                     -             (71,383)                  -
                                                       ------------        ------------        ------------



                                                                                   From inception on
                                                          Three months ended       June 30, 1992 to
                                                           December 31, 1997       December 31, 1998
                                                          ------------------       -----------------
                                                              (unaudited)             (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                              $ (2,983,164)               $(14,696,285)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                             6,585                      50,858
      Amortization of debt issuance costs                          -                     138,168
      Amortization of loans payable discount                       -                      18,749
      Non-cash litigation settlement                          30,000                      30,000
      Non-cash compensation                                1,451,592                   4,643,481
      Non-cash payment for services rendered                       -                     132,500

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                    423,545                           -
      Prepaid expenses                                       390,300                     (81,523)
      Software development costs                              (5,335)                    (23,367)
      Deposits                                                25,176                     (32,773)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                  304,093                   1,570,281
      Deferred revenue                                      (415,640)                          -
                                                        ------------                ------------
          Net cash used for operating activities            (772,848)                 (8,249,911)
                                                        ------------                ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                (26,356)                  (142,697)
                                                        ------------                ------------

                                   (Continued)

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 Six months ended        Six months ended       Three months ended
                                                                 December 31, 1998       December 31, 1997       December 31, 1998
                                                                 -----------------       -----------------      ------------------
                                                                    (unaudited)             (unaudited)             (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                                      -                  -                  -
  Proceeds from revolving line of credit                                      -                  -                  -
  Proceeds from loans payable and warrants                              100,000                  -            100,000
  Proceeds from notes payable                                                 -                  -                  -
  Proceeds from contracts payable                                             -             23,471                  -
  Cash paid for debt issuance costs                                           -                  -                  -
  Proceeds from exercise of stock options                                 2,100             60,977                  -
  Proceeds from exercise of warrants                                          -                  -                  -
  Proceeds from shareholders                                             11,446                  -                  -
  Repayment of revolving line of credit                                       -                  -                  -
  Repayment of loans payable                                                  -                  -                  -
  Repayment of notes payable                                                  -                  -                  -
  Repayment of contracts payable                                         (1,850)           (32,547)              (648)
  Repayment from shareholder, net of unpaid interest                     18,000             14,636              9,000
  Loans to shareholders                                                 (17,013)                 -            (17,013)
  Cash paid for offering costs                                                -                  -                  -
  Purchase of treasury stock                                                  -                  -                  -
                                                                    -----------        -----------        -----------
          Net cash provided by financing activities                     112,683             66,537             91,339
                                                                    -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH                                         (42,098)        (2,231,835)             3,851
CASH, beginning of period                                                46,154          2,342,849                205
                                                                    -----------        -----------        -----------
CASH, end of period                                                 $     4,056        $   111,014        $     4,056
                                                                    ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable                  $         -        $         -        $        -
                                                                    ===========        ===========        ===========
  Conversion of notes payable to common stock                       $         -        $         -        $        -
                                                                    ===========        ===========        ===========
  Non-cash compensation                                             $     5,000        $ 2,026,204        $     5,000
                                                                    ===========        ===========        ===========
  Issuance of warrants connected to debt conversion                 $         -        $         -        $         -
                                                                    ===========        ===========        ===========


                                                                                       From inception on
                                                              Three months ended       June 30, 1992 to
                                                               December 31, 1997       December 31, 1998
                                                              ------------------      ------------------
                                                                 (unaudited)             (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                                      -          6,749,734
  Proceeds from revolving line of credit                                      -             50,000
  Proceeds from loans payable and warrants                                    -            899,276
  Proceeds from notes payable                                                 -          1,705,086
  Proceeds from contracts payable                                             -            127,401
  Cash paid for debt issuance costs                                           -           (210,757)
  Proceeds from exercise of stock options                                60,977             84,638
  Proceeds from exercise of warrants                                          -              1,074
  Proceeds from shareholders                                                  -             11,446
  Repayment of revolving line of credit                                       -            (50,000)
  Repayment of loans payable                                             (4,000)          (423,400)
  Repayment of notes payable                                                  -            (11,456)
  Repayment of contracts payable                                        (13,979)          (110,071)
  Repayment from shareholder, net of unpaid interest                      7,410             42,186
  Loans to shareholders                                                       -           (113,965)
  Cash paid for offering costs                                                -           (304,528)
  Purchase of treasury stock                                                  -            (50,000)
                                                                    -----------        -----------
          Net cash provided by financing activities                      50,508          8,396,664
                                                                    -----------        -----------
NET INCREASE (DECREASE) IN CASH                                        (748,696)             4,056
CASH, beginning of period                                               859,710                  -
                                                                    -----------        -----------
CASH, end of period                                                 $   111,014        $     4,056
                                                                    ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable                  $         -        $   (72,589)
                                                                    ===========        ===========
  Conversion of notes payable to common stock                       $         -        $ 1,532,707
                                                                    ===========        ===========
  Non-cash compensation                                             $ 1,451,592        $ 2,048,124
                                                                    ===========        ===========
  Issuance of warrants connected to debt conversion                 $         -        $    18,750
                                                                    ===========        ===========

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998

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

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of December 31, 1998, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         BASIS OF PRESENTATION:

                  For the six months ended December 31, 1998, the Company had negative cash flows from operations of $154,781 and incurred a net loss of $342,851. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue operating. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

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

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       SIX MONTHS ENDED DECEMBER 31, 1998

(2)      LOANS PAYABLE:

         A summary is as follows:
               Unsecured demand loans with no stated interest, due to
                 related parties                                                                $     74,298
               Note payable, net of discount - shareholder, due September 9,
                 1998 with interest at 10% per annum, increased to 15% per
                 annum as the note is in default                                                     125,000
               Note payable, net of discount - shareholder, due December 24,
                 1998, with interest at 10% per annum, increased to 15% per
                 annum as the note is in default                                                     250,000
               Note payable, net of discount - shareholder, due December 14,
                 1999, with interest at 10% per annum, increased to 15% per annum if the note is in default. 100,000 shares of the Company's
                 stock were issued with no additional consideration.                                  87,500
                                                                                                ------------

                                                                                                $    536,798
                                                                                                ============

(3)      LEGAL PROCEEDINGS:

         On August 17, 1998, the Company received a notice of levy from the Internal Revenue Service as to $30,761 for back taxes. Upon receipt of the notice, the Company contacted that agency and negotiated a payment plan. This amount was subsequently paid.

         On September 15, 1998, the Company's landlord filed an unlawful detainer action in Los Angeles County Municipal Court seeking possession of the Company's executive offices and past due rent. Such action was resolved on October 6, 1998 by a stipulated judgment in which the Company agreed to pay the landlord $40,429 in cash in two installments and deliver 40,000 shares of Company Common Stock. The amount owed to the landlord was paid in full in December 1998. As part of the stipulated judgment, a judgment obtained by the landlord in a similar action in May 1998 was satisfied in full.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD- LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED BELOW IN "OVERVIEW."

OVERVIEW. For the quarter ended December 31, 1998, the Company had no revenues and experienced a net loss of $165,127, as compared to revenues of $101,434 and a net loss of $2,983,164 for the three months ended December 31, 1997. For the six months ended December 31, 1998, revenues were $3,144 and the Company experienced a net loss of $342,857, as compared to revenues of $229,666 and a net loss of $4,901,396 for the six months ended December 31, 1997. The Company continues to sustain substantial losses, which have resulted in suspension of publication of the Tomorrow's Morning newspaper (the "Newspaper"), the Company's only product to date. As a result, such losses threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on:
(i) finding a strategic partner; (ii) the development of complementary products;
(iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997. Revenues for the quarter ended December 31, 1998 were zero, as compared to $101,434 for the three months ended December 31, 1997. This decrease in revenues was the result of suspension of Newspaper publication in May 1998. Costs and expenses decreased to $148,115 during the three months ended December 31, 1998, a 91% change from $1,600,567 during the quarter ended December 31, 1997.

Total interest expense for the quarter ended December 31, 1998 was $10,938, as compared to $1,385 for the same three month period in 1997. This increase of approximately 690% is attributable to increased borrowing to satisfy outstanding obligations.

For the three months ended December 31, 1998, the Company experienced a net loss of $165,127, a decrease of approximately 94% from the $2,983,164 net loss incurred in the three months ended December 31, 1997. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by increased interest expense.

SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997. Revenues for the six months ended December 31, 1998 were $3,144, as compared to $229,666 for the six months ended December 31, 1997. This decrease in revenues was the result of suspension of Newspaper publication. Costs and expenses decreased to $310,337 during the six months ended December 31, 1998, a change of 90% from $3,086,280 during the six months ended December 31, 1997.

Total interest expense for the six months ended December 31, 1998 was $31,780, as compared to $2,467 for the same six month period in 1997. This increase of almost thirteen-fold was attributable to increased borrowing to satisfy outstanding obligations.

For the six months ended December 31, 1998, the Company experienced a net loss of $342,851, a decrease of approximately 93% from the $4,901,396 net loss incurred in the six months ended December 31, 1997. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by increased interest expense.

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

As of December 31, 1998, the Company had current assets of $169,279. The Company has been seeking approximately $500,000 to $1,000,000 in outside debt and/or equity funding in order to be able to complete the development of SCOOP-TM-. To date, the Company has obtained only $125,000 of that funding. The Company is also in discussions with several prospective distributors of SCOOP, which could result in a royalty advance to the Company which would be used to complete the production of that product. As a result of its lack of working capital, the Company is currently unable to meet its financial obligations to its creditors, including the vendor which has printed the Newspaper and its landlord. In order for the Company to resume publication of the Newspaper and continue its normal activities, the Company must immediately raise approximately $500,000 to $1,000,000 through bank borrowings, public or private debt or equity offerings, or otherwise. In addition to discussions with prospective lenders, as well as continued solicitation of Newspaper sponsorships through the READING PARTNERS PROGRAM, the Company is attempting to raise at least a portion of the needed short-term funds through the private issuance of convertible debt or convertible preferred stock. There can be no guarantee that any of such funding will be available on terms favorable to the Company or its shareholders, if at all.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS



On September 15, 1998, Barrington Plaza Partnership, the Company's landlord, filed an unlawful detainer action in Los Angeles County Municipal Court seeking possession of the Company's executive offices and past due rent. Such action was resolved on October 6, 1998 by a stipulated judgment in which the Company agreed to pay the landlord $40,428.73 in cash in two installments and deliver 40,000 shares of Company Common Stock. The amount owed to the landlord was paid in full in December 1998. As part of the stipulated judgment, a judgment obtained by the landlord in a similar action in May 1998 was satisfied in full.

On December 17, 1998, Starbright Graphics, Inc. filed an action against the Company in the Superior Court of New Jersey Law Division, Middlesex County, seeking $699,231.06 for services rendered in connection with the printing and distribution of the Newspaper. The Company intends to contest the action on various grounds, including lack of jurisdiction over the Company in New Jersey.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(a)      Not applicable.


(b)      Not applicable.


(c) On December 14, 1998, in return for a $100,000 loan from Wolfgang Struss, the Company issued to Mr. Struss 100,000 shares of Common Stock for no additional consideration. Based on Mr. Struss' access to Company information and his investment sophistication, the issuance was made in reliance on the exemption in Section 4(2) of the Securities Act because no public offering was involved.

         On December 15, 1998, the Company issued 20,000 shares of Common Stock to its landlord as part of the stipulated judgement described above in "Item 1. Legal Proceedings." Based on the landlord's access to Company information and investment sophistication, the issuance was made in reliance on the exemption in Section 4(2) of the Securities Act because no public offering was involved.

         On December 15, 1998, the Company also issued 20,000 shares of Common Stock to Adam Linter as reimbursement for his delivery of 20,000 shares of Common Stock to the Company's landlord pursuant to the stipulated judgment described above. Based on Mr. Linter's access to information as a Company director and officer and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved.


(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


The Company is in default in its obligations to virtually all of its creditors and its landlord. The Company is also in default as to the payment of principal and interest on a $125,000 loan from Wilmington Trust Company, Trustee for Andrea B. Currier and a $250,000 loan from Michael Fuchs. Such defaults will continue until funds are obtained as described in Part I above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following Exhibit is attached hereto:

         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
                27                       Financial Data Schedule


(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 1998.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TOMORROW'S MORNING, INC.


Dated: May 2, 2000                       By: /s/ ADAM LINTER
                                             ---------------------------------
                                                 Adam Linter
                                                 President and Treasurer

                                  EXHIBIT INDEX


EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

       27              Financial Data Schedule