Form 10QSB
period 1999-03-31
TOMORROWS MORNING INC
filed 2000-05-04
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
OR

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



Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Number of shares of common stock outstanding at April 30, 1999: 3,352,690


Transitional Small Business Disclosure Format (CHECK ONE) :  Yes _____ No __X__

                                     PART I
                              FINANCIAL INFORMATION

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - MARCH 31, 1999



                                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $          (391)
  Loan receivable, officer-shareholder                                                           28,508
  Software development costs                                                                     23,367
  Prepaid expenses and other current assets                                                      81,523
                                                                                        ---------------

          Total current assets                                                                              $      133,007

OTHER ASSETS:
  Fixed assets, net of accumulated depreciation of $50,803                                       84,894
  Deposits                                                                                       32,772
                                                                                        ---------------

          Total other assets                                                                                       117,666
                                                                                                            ---------------
                                                                                                            $      250,673
                                                                                                            ===============

                                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                 $     1,630,653
  Current maturities of contracts payable                                                         5,731
  Loans payable, related parties                                                                549,924
                                                                                        ---------------

          Total current liabilities                                                                         $    2,186,308

CONTRACTS PAYABLE, less current maturities                                                                          11,208

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                                      -
  Common stock; no par value, 10,000,000 shares
    authorized, 3,360,372 shares issued and outstanding                                      12,869,767
  Deficit accumulated during development stage                                              (14,816,610)
                                                                                        ---------------

          Total shareholders' deficit                                                                           (1,946,843)
                                                                                                            ---------------
                                                                                                            $      250,673
                                                                                                            ===============

                                             TOMORROW'S MORNING, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                             STATEMENTS OF OPERATIONS

                                                      NINE MONTHS ENDED       NINE MONTHS ENDED          THREE MONTHS ENDED
                                                       MARCH 31, 1999          MARCH 31, 1998              MARCH 31, 1999
                                                      -----------------       -----------------          ------------------
                                                         (UNAUDITED)             (UNAUDITED)                 (UNAUDITED)
REVENUE:
  SUBSCRIPTIONS                                       $           3,144      $          273,646          $                -

PROVISION FOR REFUNDS AND COLLECTIBLES                                -                 115,330                           -

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                                906                 911,762                           -
                                                      -----------------      ------------------          ------------------

GROSS MARGIN                                                      2,238                (753,446)                          -

OPERATING EXPENSES                                              393,706               2,618,297                      95,235

RESEARCH AND DEVELOPMENT                                          2,000                 551,876                           -
                                                      -----------------      ------------------          ------------------

LOSS FROM OPERATIONS                                           (393,468)             (3,923,619)                    (95,235)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                                     -               2,026,204                           -
LEGAL SETTLEMENT                                                      -                  30,000                           -
OTHER EXPENSES, NET                                              20,838                  17,793                       6,946
INTEREST EXPENSE                                                 51,470                   4,045                      19,690
INTEREST INCOME                                                   2,601                  27,350                       1,547
                                                      -----------------      ------------------          ------------------

LOSS BEFORE INCOME TAXES                                       (463,176)             (5,974,311)                   (120,324)

INCOME TAXES                                                          -                     800                           -
                                                      -----------------      ------------------          ------------------

NET LOSS                                              $        (463,176)     $       (5,975,111)         $         (120,324)
                                                      =================      ==================          ==================

NET LOSS PER SHARE, basic and diluted                 $          (0.14)      $          (2.14)           $            (0.04)
                                                      =================      ==================          ==================

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                         3,274,533               2,796,906                   3,274,533
                                                      =================      ==================          ==================

                                                                                     FROM INCEPTION ON
                                                           THREE MONTHS ENDED        JUNE 30, 1992 TO
                                                             MARCH 31, 1998           MARCH 31, 1999
                                                           ------------------        -----------------
                                                             (UNAUDITED)              (UNAUDITED)
REVENUE:
  SUBSCRIPTIONS                                             $         43,980      $          552,845

PROVISION FOR REFUNDS AND COLLECTIBLES                               115,530                 115,530

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                                 373,770               3,313,352
                                                            ----------------      ------------------

GROSS MARGIN                                                        (445,320)             (2,876,037)

OPERATING EXPENSES                                                   533,467               8,662,679

RESEARCH AND DEVELOPMENT                                              88,416                 842,376
                                                            ----------------      ------------------

LOSS FROM OPERATIONS                                              (1,067,203)            (12,381,092)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                                          -               2,026,204
LEGAL SETTLEMENT                                                           -                  30,000
OTHER EXPENSES, NET                                                    6,619                  77,895
INTEREST EXPENSE                                                       1,578                 364,948
INTEREST INCOME                                                        1,485                  68,329
                                                            ----------------      ------------------

LOSS BEFORE INCOME TAXES                                          (1,073,915)            (14,811,810)

INCOME TAXES                                                               -                   4,800
                                                            ----------------      ------------------

NET LOSS                                                    $     (1,073,915)     $      (14,816,610)
                                                            ================      ==================

NET LOSS PER SHARE, basic and diluted                       $          (0.38)
                                                            ================

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                              2,818,692
                                                            ================

                                            TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF CASH FLOWS

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             NINE MONTHS ENDED       NINE MONTHS ENDED      THREE MONTHS ENDED
                                                              MARCH 31, 1999          MARCH 31, 1998          MARCH 31, 1999
                                                             -----------------       -----------------      ------------------
                                                                (UNAUDITED)             (UNAUDITED)             (UNAUDITED)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                                    $    (463,176)        $    (5,975,111)         $       (120,324)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                   20,838                  17,795                     6,946
      Amortization of debt issuance costs                                 -                       -                         -
      Amortization of loans payable discount                         21,355                       -                     6,252
      Non-cash litigation settlement                                      -                  30,000                         -
      Non-cash compensation                                           5,000               2,026,204                     5,000
      Non-cash payment for services rendered                              -                       -                         -

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                               444                 (37,831)                        -
      Prepaid expenses                                               42,587                 324,258                         -
      Software development costs                                          -                 (23,367)                        -
      Deposits                                                            -                  (1,417)                        -

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                         177,289               1,089,995                    66,246
      Deferred revenue                                                    -                  36,415                         -
                                                              -------------         ---------------          ----------------

          Net cash used for operating activities                   (195,662)             (2,513,059)                  (35,881)
                                                              -------------         ---------------          ----------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
 ACTIVITIES -
  acquisition of fixed assets                                             -                 (70,847)                        -
                                                              -------------         ---------------          ----------------

                                                                                           FROM INCEPTION ON
                                                                  THREE MONTHS ENDED       JUNE 30, 1992 TO
                                                                    MARCH 31, 1998          MARCH 31, 1999
                                                                  ------------------       -----------------
                                                                      (UNAUDITED)             (UNAUDITED)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                                        $      (1,073,715)       $    (14,816,610)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                            6,916                  57,804
      Amortization of debt issuance costs                                         -                 138,168
      Amortization of loans payable discount                                      -                  25,001
      Non-cash litigation settlement                                              -                  30,000
      Non-cash compensation                                                       -               4,643,481
      Non-cash payment for services rendered                                      -                 132,500

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                   287,051                       -
      Prepaid expenses                                                       23,505                 (81,523)
      Software development costs                                            (11,832)                (23,367)
      Deposits                                                                 (300)                (32,773)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                                 667,073               1,636,527
      Deferred revenue                                                     (184,767)                      -
                                                                  -----------------      ------------------

          Net cash used for operating activities                           (286,069)             (8,290,792)
                                                                  -----------------      ------------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
 ACTIVITIES -
  acquisition of fixed assets                                                   536                (142,697)
                                                                  -----------------      ------------------

                                                    (Continued)

                                           TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             NINE MONTHS ENDED       NINE MONTHS ENDED      THREE MONTHS ENDED
                                                              MARCH 31, 1999          MARCH 31, 1998          MARCH 31, 1999
                                                             -----------------       -----------------      ------------------
                                                                (UNAUDITED)             (UNAUDITED)             (UNAUDITED)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                                  -                       -                         -
  Proceeds from revolving line of credit                                  -                       -                         -
  Proceeds from loans payable and warrants                          105,000                 131,000                     5,000
  Proceeds from notes payable                                             -                       -                         -
  Proceeds from contracts payable                                         -                  71,396                         -
  Cash paid for debt issuance costs                                       -                       -                         -
  Proceeds from exercise of stock options                             2,100                  60,978                         -
  Proceeds from exercise of warrants                                      -                   1,074                         -
  Proceeds from shareholders                                         11,619                       -                       173
  Repayment of revolving line of credit                                   -                       -                         -
  Repayment of loans payable                                              -                  (6,000)                        -
  Repayment of notes payable                                              -                       -                         -
  Repayment of contracts payable                                     (2,241)                (39,837)                     (392)
  Repayment from shareholder, net of unpaid interest                 32,639                  22,257                    26,652
  Loans to shareholders                                                   -                       -                         -
  Cash paid for offering costs                                            -                       -                         -
  Purchase of treasury stock                                              -                       -                         -
                                                              -------------         ---------------          ----------------

          Net cash provided by financing activities                 149,117                 240,868                    31,433
                                                              -------------         ---------------          ----------------

NET DECREASE IN CASH                                                (46,545)             (2,343,038)                   (4,447)
CASH, beginning of period                                            46,154               2,342,849                     4,056
                                                              -------------         ---------------          ----------------

CASH, end of period                                           $        (391)        $          (189)         $           (391)
                                                              =============         ===============          ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable            $           -         $             -          $              -

                                                              =============         ===============          ================

  Conversion of notes payable to common stock                 $           -         $             -          $              -
                                                              =============         ===============          ================

  Non-cash compensation                                       $       5,000         $     2,026,204          $          5,000
                                                              =============         ===============          ================

  Issuance of warrants connected to debt conversion           $           -         $             -          $              -
                                                              =============         ===============          ================

                                                                                        FROM INCEPTION ON
                                                               THREE MONTHS ENDED       JUNE 30, 1992 TO
                                                                 MARCH 31, 1998          MARCH 31, 1999
                                                               ------------------       -----------------
                                                                   (UNAUDITED)             (UNAUDITED)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                                        -               6,749,734
  Proceeds from revolving line of credit                                        -                  50,000
  Proceeds from loans payable and warrants                                131,000                 904,276
  Proceeds from notes payable                                                   -               1,705,086
  Proceeds from contracts payable                                          47,925                 127,401
  Cash paid for debt issuance costs                                             -                (210,757)
  Proceeds from exercise of stock options                                                          84,638
  Proceeds from exercise of warrants                                        1,074                   1,074
  Proceeds from shareholders                                                    -                  11,619
  Repayment of revolving line of credit                                         -                 (50,000)
  Repayment of loans payable                                               (6,000)               (423,400)
  Repayment of notes payable                                                    -                 (11,456)
  Repayment of contracts payable                                           (7,289)               (110,462)
  Repayment from shareholder, net of unpaid interest                        7,621                  56,825
  Loans to shareholders                                                         -                 (96,952)
  Cash paid for offering costs                                                  -                (304,528)
  Purchase of treasury stock                                                    -                 (50,000)
                                                                -----------------    --------------------

          Net cash provided by financing activities                       174,331               8,433,098
                                                                -----------------    --------------------

NET DECREASE IN CASH                                                     (111,202)                   (391)
CASH, beginning of period                                                 111,013                       -
                                                                -----------------    --------------------

CASH, end of period                                             $            (189)   $               (391)
                                                                =================    ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable              $               -    $            (72,589)

                                                                =================    ====================

  Conversion of notes payable to common stock                   $               -    $          1,532,707
                                                                =================    ====================

  Non-cash compensation                                         $               -    $          2,048,124
                                                                =================    ====================

  Issuance of warrants connected to debt conversion             $               -    $             18,750
                                                                =================    ====================

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999

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

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of March 31, 1999, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

                  For the nine months ended March 31, 1999, the Company had negative cash flows from operations of $195,662 and incurred a net loss of $463,176. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue operating. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

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

                        NINE MONTHS ENDED MARCH 31, 1999


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

OVERVIEW. For the quarter ended March 31, 1999, revenues were zero and the Company experienced a net loss of $120,324, as compared to revenues of $43,980 and a net loss of $1,073,716 for the three months ended March 31, 1998. For the nine months ended March 31, 1999, revenues were $3,144 and the Company experienced a net loss of $463,176, as compared to revenues of $273,646 and a net loss of $5,975,111 for the nine months ended March 31, 1998. The Company continues to sustain substantial losses, which have resulted in suspension of publication of the Tomorrow's Morning newspaper (the "Newspaper"), the Company's only product to date. As a result, such losses threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on:
(i) finding a strategic partner; (ii) the development of complementary products;
(iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998. Revenues for the quarter ended March 31, 1999 were zero, as compared to $43,980 for the three months ended March 31, 1998. This decrease in revenues was the result of suspension of Newspaper publication in May 1998. Costs and expenses decreased to $95,235 during the three months ended March 31, 1999, a 90% change from $995,385 during the quarter ended March 31, 1998.

Total interest expense for the quarter ended March 31, 1999 was $19,690, as compared to $1,578 for the same three month period in 1998. This over twelve-fold increase is attributable to increased borrowing to satisfy existing obligations.

For the three months ended March 31, 1999, the Company experienced a net loss of $120,324, a decrease of approximately 89% from the $1,073,716 net loss incurred in the three months ended March 31, 1998. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by increased interest expense.

NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998. Revenues for the nine months ended March 31, 1999 were $3,144, as compared to $273,646 for the nine months ended March 31, 1998. This decrease in revenues was the result of suspension of Newspaper publication. Costs and expenses decreased to $396,612 during the nine months ended March 31, 1999, a change of 90% from $4,081,935 during the nine months ended March 31, 1998.

Total interest expense for the nine months ended March 31, 1999 was $51,470, as compared to $4,045 for the same nine month period in 1997. This almost thirteen-fold increase was attributable to increased borrowing to satisfy existing obligations.

For the nine months ended March 31, 1999, the Company experienced a net loss of $463,176, a decrease of approximately 92% from the $5,975,111 net loss incurred in the nine months ended March 31, 1998. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by increased interest expense.

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

As of March 31, 1999, the Company had current assets of $133,007. The Company has been seeking approximately $500,000 to $1,000,000 in outside debt and/or equity funding in order to be able to complete the development of SCOOP-TM-. To date, the Company has obtained only $125,000 of that funding. The Company is also in discussions with several prospective distributors of SCOOP, which could result in a royalty advance to the Company which would be used to complete the production of that product. As a result of its lack of working capital, the Company is currently unable to meet its financial obligations to its lenders and other creditors, including its landlord and the vendor which has printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1,000,000 through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that any of such funding will become available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

As to long-term funding requirements, the Company is continuing to pursue opportunities for a private equity offering of up to $5 million. In addition, the Company is also investigating other approaches to obtain long-term operating funds while also maximizing shareholder value. To date, those approaches have included a possible merger with the appropriate entity or a sale of the Company or its assets. There can be no guarantee that any of the Company's efforts will be successful or, if successful, that they will result in a transaction on terms favorable to the Company or its shareholders. Even if the near-term funds described above are obtained, unless long-term funds also become available, the Company will be required to curtail its future operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


On December 17, 1998, Starbright Graphics, Inc. filed an action against the Company in the Superior Court of New Jersey Law Division, Middlesex County, seeking $699,231.06 for services rendered in connection with the printing and distribution of the Newspaper. That action was dismissed without prejudice on March 23, 1999 pursuant to a stipulation of the parties.

On March 10, 1999, Peter Li Inc. filed an action against the Company in Los Angeles County Superior Court seeking $33,711 in damages for breach of contract in connection with services provided to the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(a)      Not applicable.


(b)      Not applicable.


(c)      None.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following Exhibit is attached hereto:


         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------


                  27                     Financial Data Schedule

(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended March 31, 1999.





                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TOMORROW'S MORNING, INC.



Dated: May 2, 2000                        By: /s/  ADAM LINTER
                                             ---------------------

                                                   Adam Linter

                                                   President and Treasurer

                                  EXHIBIT INDEX







EXHIBIT NUMBER             DESCRIPTION
--------------             -----------



        27            Financial Data Schedule