Form 10KSB
period 1999-06-30
TOMORROWS MORNING INC
filed 2000-05-04
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


     (MARK ONE)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended June 30, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from to __________ to __________

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

     Yes  /X/       No  / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year (ended June 30, 1999) were $3,144.

The aggregate market value of the 2,334,271 shares of common stock held by non-affiliates of the issuer, based upon the average bid and asked price of such stock on September 16, 1999, as reported by the OTC Bulletin Board, was approximately $140,000. While shares of Common Stock held by each officer, director and person who owns 5% or more of the outstanding Common Stock have been excluded from such calculation, such determination of affiliate status is not necessarily conclusive for other purposes. The number of outstanding shares of the issuer's Common Stock on September 15, 1999 was 3,352,690.

DOCUMENTS INCORPORATED BY REFERENCE                  NONE
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  / /  YES   /X/  NO

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

The Company believes the main reason for the current growth in children's magazines is the growing number of well- educated parents and grandparents who want to give every advantage to their children and grandchildren. As a result, the Newspaper and the product lines to be derived from it are designed to fill that need. At the same time, by promoting the Newspaper and its planned CD-ROM spin-offs as an interactive enterprise between parent and child, the Company can address what is considered by teachers to be the most serious school problem: parents' low involvement in their children's education.

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

Using the Macintosh Desktop Publishing system, the Newspaper was written and designed weekly at the Company's offices in Los Angeles. Its weekly edition was printed in Silver Spring, Maryland and its biweekly classroom edition was printed in various locations. The editorial and art of each issue of the Newspaper, plus special features for on-line readers, remain available at the Company's site on the World Wide Web (http://www.morning.com). The Company has also published "special editions" of the Newspaper. "Special editions" of the Newspaper were either editions of the regular paper, but emblazoned with a client company's logo (i.e., "Brought to you by . . ."), or, more generally, a single- theme or topic "insert" of two to four pages, underwritten by a client company or organization, in either case with distribution through the Company's channels and/or the client's own distribution channels. In the past, the Company has produced special editions for Patagonia, The Body Shop and MCA/Universal Home Video.

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

BUSINESS IN DEVELOPMENT. The Company has been developing a CD-ROM journalism game called SCOOP-TM-, an innovative learning system that will be interactive and synergistic with the Newspaper and the Company's other potential products, including on-line services, books and TV show(s). SCOOP-TM- calls upon its players to take on progressively more complex investigative reporting assignments, as they move up the ladder of an imaginary newspaper - from cub reporter to city desk to foreign bureau to Pulitzer Prize. The game is being created under the direction of Robit Hairman, who produced "The Brief History of Time" CD-ROM. Ben Bradlee, formerly Editor of THE WASHINGTON POST, plays the "Editor" in SCOOP-TM-. Within a personal computer screen environment, players navigate, investigate, interview, conduct research and file stories using a natural language engine that will allow the players to "speak" with the characters. The game will run on either PC or Macintosh platforms, and is designed to interact via the Internet with the Company's website and server for research, content updates and publishing of stories. It is designed to be synergistic with the Newspaper in the sense that it will use the TOMORROW'S MORNING theme as its context, share content and formatting with the Newspaper, and will be aimed at the same audience. As of September 1, 1999, the game has been designed, most of the stories have been outlined (and some are largely complete), the "look and feel" has been created, 3-D environments have been developed, a demonstration program has been completed, original characters have been created and Ben Bradlee has been filmed in the "Editor" role. However, development of the game has been suspended until additional funds become available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL FUTURE PRODUCTS AND SERVICES. The Company has established its own site on the World Wide Web, where it has electronically posted the Newspaper and where it intends to provide a whole range of activities, services, games, features, content and interactive elements if and when sufficient funding becomes available. The Company plans to use its website to offer an archive of articles, artwork and features from past Newspaper issues, plus supplemental resources, accessed via a "search engine" according to topic and keywords. In addition, it is planning to enable children to engage in real-time games together across the Internet, collaborate on creative story-writing, post local news stories, view and contribute to an on-line art gallery, create and send electronic postcards and animations to each other, and receive automated e-mail greetings on special occasions. The Company also plans to host special on-line interview sessions with celebrities and journalists. The website may also feature a TOMORROW'S MORNING on-line store, where children and parents can order subscriptions to the Newspaper, other products created by the Company and additional products.

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

Subject to availability of funds, the Company also plans to develop various "ancillary" publishing products, which may include printed materials such as supplemental educational materials, calendars, posters, playing cards and games. Such products may also include topical guides, anthologies and books which are derived either from material already published in the Newspaper or new material, written by the Newspaper's staff, its readers, or outside authors under contract.

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

PERSONNEL. The Company presently has one employee, who works full-time as the Company's sole officer. In addition, the Company has from time to time retained various advisors and consultants.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive office is located in leased premises of approximately 4,600 square feet. The lease commenced on July 1, 1997 and continues until June 30, 2001, with monthly rent of $7,130 beginning September 1, 1997 (subject to annual base rent increases of 3% commencing July 1, 1998). The Company's President has personally guaranteed the Company's performance under the lease pursuant to an agreement that expires after the second year of the lease. The Company expects that this space will be sufficient for the Company's executive offices for the foreseeable future; however, the lease is the subject of litigation which may result in termination prior to the end of its scheduled term (see "Item 3. Legal Proceedings" below). Should such termination occur, it is expected that the Company will relocate its executive offices to another suitable location in the Los Angeles area.

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

On March 10, 1999, Peter Li Inc. filed an action against the Company in Los Angeles County Superior Court seeking $33,711 in damages for breach of contract in connection with services provided to the Company. The Company has not contested that action, resulting in an outstanding judgment against it in that amount.

On May 14, 1999, the Company's landlord filed an action in Los Angeles County Superior Court, West District, against the Company and Adam Linter seeking $238,518.58 in connection with the Company's breach of its lease payment obligations. The Company and Mr. Linter are attempting to negotiate a settlement of that action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during fiscal
1999.

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

The following table sets forth the quarterly high and low bids for the Company's Common Stock since public trading began, with prices from March 17, 1997 to February 10, 1998 as reported by the Nasdaq SmallCap Market and since June 2, 1998 as reported by on the OTC Bulletin Board:


       FISCAL YEAR 1997                                       HIGH*             LOW*
     Third Quarter (starting March 17, 1997)..........        $6.00             $4.50

     Fourth Quarter ..................................        $6.00             $1.25

     FISCAL YEAR 1998                                         HIGH *            LOW *
     First Quarter......................................      $5.0625           $1.25

     Second Quarter.....................................      $6.4375           $3.875

     Third Quarter......................................      $5.625            $1.00

     Fourth Quarter ....................................      $2.0625           $0.125

     FISCAL YEAR 1999                                         HIGH *            LOW *
     First Quarter......................................      $1.5625           $0.5625

     Second Quarter.....................................      $0.625            $0.125

     Third Quarter......................................      $0.1875           $0.125

     Fourth Quarter.....................................      $0.125            $0.0625

-----------------
     * These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS OF RECORD. As of September 15, 1999, there were 49 holders of record of the Company's Common Stock and 53 holders of record of the Company's warrants.

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

OVERVIEW. From inception in June 1992 to June 30, 1999, the Company has incurred an aggregate of $12,496,713 in operating losses. For the fiscal year ended June 30, 1999, revenues were $3,144 and the Company experienced a net loss of $604,930, as compared to revenues of $218,983 and a net loss of $6,273,378 for the fiscal year ended June 30, 1998. On March 28, 1997, the Company completed its initial public offering which had commenced on February 10, 1997 (the "IPO"). As a result of the IPO, the Company received net proceeds of $5,347,724 (before deducting certain expenses payable by the Company). However, those proceeds have now been spent, and the Company continues to sustain substantial losses, which now threaten its ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner, (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper when publication resumes; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998. Revenues for the fiscal year ended June 30, 1999 were $3,144, compared to $218,983 for fiscal 1998. This approximately 99% decrease was primarily the result of final suspension of Newspaper publication in May 1998. Costs and expenses decreased to $512,234 during the year ended June 30, 1999 from $4,431,874 for the year ended June 30, 1998. This approximately 88% change was primarily due to staff reductions and other expense cutbacks upon suspension of Newspaper operations.

Interest expense for fiscal 1999 was $71,160, as compared to $11,460 for fiscal 1998. This approximately 620% increase is attributable to increased borrowings after the IPO proceeds were exhausted.

For fiscal 1999, the Company experienced a net loss of $604,930, an approximately 90% decrease from the $6,273,378 net loss sustained in fiscal 1998. This change in net loss was primarily due to the factors described above with respect to costs and expenses, partially offset by the increase in interest expense.

YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997. Revenues for the fiscal year ended June 30, 1998 were $218,983, as compared to $38,166 for fiscal 1997. This approximately 470% increase in revenues was primarily the result of a dramatic increase in Newspaper subscriptions. Costs and expenses increased to $4,431,874 during the year ended June 30, 1998 from $2,881,718 during the year ended June 30, 1997. The bulk of this approximately 54% increase was the result of costs associated with increased Newspaper subscribership.

Total interest expense for fiscal 1998 was $11,460, as compared to $141,482 for fiscal 1997. This approximately 92% decrease is attributable to repayment of debt with proceeds from the IPO.

For fiscal 1998, the Company experienced a net loss of $6,273,378, an approximately 110% increase from the $2,955,679 net loss sustained in the year ended June 30, 1997. The increase in net loss was primarily due to the factors described above with respect to costs and expenses.

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

As of June 30, 1999, the Company had current assets of only $120,079. To date, the Company has utilized all of the IPO proceeds and all other available cash. During the past year, the Company has continued to seek outside debt and/or equity funding in order to be able to complete the development of SCOOP-TM-. However, it has met with no success and, as a result, has suspended that development indefinitely. As a result of its lack of working capital, the Company has also been unable to meet its financial obligations to its lenders and other creditors, including its landlord and the vendor which has printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1 million in funds through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will become available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

As to long-term funding requirements, the Company continues to pursue opportunities for a private equity offering of up to $5 million. In addition, the Company continues to investigate other approaches to obtaining long-term operating funds while also maximizing shareholder value. To date, those approaches have included a possible merger with the appropriate entity or a sale of the Company or its assets. There can be no guarantee that any of the Company's long-term funding efforts will be successful or, if successful, that they will result in a transaction on terms favorable to the Company or its shareholders. Even if the near-term funds described above are obtained, unless long-term funds also become available, the Company will be required to curtail its future operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

In June 1998, the United States Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                                                           PAGE
                                                                                                ----
     Independent Auditor's Report                                                                12

     Balance Sheet                                                                               13

     Statements of Operations                                                                    14

     Statement of Shareholders' Equity                                                           15

     Statements of Cash Flows                                                                    18

     Notes to Financial Statements                                                               20

                   [STONEFIELD JOSEPHSON, INC. LETTERHEAD]

Board of Directors
Tomorrow's Morning, Inc.
Beverly Hills, California

We have audited the accompanying balance sheet of Tomorrow's Morning, Inc., (a development stage enterprise) as of June 30, 1999, and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of shareholders' equity for the period from inception to June 30, 1997 were audited by other auditors whose report dated August 25, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomorrow's Morning, Inc. as of June 30, 1999, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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





CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 24, 2000

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET - JUNE 30, 1999


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $            13
  Loan receivable, officer-shareholder                                                           15,176
  Software development costs                                                                     95,867
  Prepaid expenses                                                                                9,023
                                                                                        ---------------

          Total current assets
                                                                                                          $     120,079

OTHER ASSETS:
  Fixed assets, net of accumulated depreciation of $62,454                                       77,948
  Deposits                                                                                       32,772
                                                                                        ---------------

          Total other assets                                                                                    110,720
                                                                                                          -------------


                                                                                                          $     230,799
                                                                                                          =============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                 $     1,749,407
  Current maturities of contracts payable                                                         9,221
  Loans payable, related parties                                                                553,050
                                                                                        ---------------

          Total current liabilities
                                                                                                          $   2,311,678

CONTRACTS PAYABLE, less current maturities                                                                        7,718

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                                      -
  Common stock; no par value, 10,000,000 shares
    authorized, 3,360,372 shares issued and outstanding                                      12,869,767
  Deficit accumulated during development stage                                              (14,958,364)
                                                                                        ---------------

          Total shareholders' deficit                                                                        (2,088,597)
                                                                                                          -------------


                                                                                                          $     230,799
                                                                                                          =============


See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS



                                                                                                       From inception on
                                                          Year ended            Year ended              June 30, 1992 to
                                                         June 30, 1999         June 30, 1998             June 30, 1999
                                                         -------------         -------------             -------------
REVENUE:
  SUBSCRIPTIONS                                        $         3,144       $        218,983          $        552,845

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                               906                925,397                 3,313,352
                                                       ---------------       ----------------          ----------------

GROSS MARGIN                                                     2,238               (706,414)               (2,760,507)

OPERATING EXPENSES                                             511,328              2,949,601                 8,895,830

RESEARCH AND DEVELOPMENT                                             -                556,876                   840,376
                                                       ---------------       ----------------          ----------------

LOSS FROM OPERATIONS                                          (509,090)            (4,212,891)              (12,496,713)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                                    -              2,026,204                 2,026,204
LEGAL SETTLEMENT                                                     -                 30,000                    30,000
OTHER EXPENSES, NET                                             27,784                 20,180                    84,840
INTEREST EXPENSE                                                71,160                 11,460                   384,639
INTEREST INCOME                                                  3,104                 28,157                    68,832
                                                       ---------------       ----------------          ----------------

LOSS BEFORE INCOME TAXES                                      (604,930)            (6,272,578)              (14,953,564)

INCOME TAXES                                                         -                    800                     4,800
                                                       ---------------       ----------------          ----------------

NET LOSS                                               $      (604,930)      $     (6,273,378)         $    (14,958,364)
                                                       ===============       ================          ================

NET LOSS PER SHARE, basic and diluted                  $         (.21)       $         (2.23)
                                                       ==============        ===============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                        2,844,752              2,812,944
                                                       ===============       ================



See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)




                                                                                             Common stock
                                                               Common stock                  subscriptions
                                                        Shares            Amount              receivable
                                                        ------            ------              ----------
June 30, 1992 (date of inception) to
  June 30, 1993 capital contribution -
  compensation .................................                         $  100,000          $
Issuance of common stock .......................          9,080              25,000
Issuance of common stock .......................         90,800              50,000
Issuance of common stock .......................        406,330              78,900
Issuance of common stock .......................         46,762              50,000
Issuance of common stock .......................         17,252              75,000
Common stock subscribed ........................                                                   50,000
Net loss for the year ended June 30,
  1993, as restated ............................
                                                      ---------          ----------          ------------

Balance at June 30, 1993 .......................        570,224             378,900                50,000

Capital contribution - compensation ............                            100,000
Stock option compensation ......................                            292,000
Capital contribution ...........................                             51,100
Issuance of common stock .......................         17,252              50,000               (50,000)
Issuance of common stock .......................         34,958              50,000
Issuance of common stock .......................         38,136             110,000
Issuance of common stock .......................          1,816               7,500
Issuance of common stock .......................        145,280             275,000                50,000
Common stock repurchased and cancelled                   (9,080)            (25,000)
Issuance of common stock based on
  anti-dilutive agreements .....................         35,866
Net loss for the year ended June 30,
  1994, as restated ............................
                                                      ---------          ----------          ------------

Balance at June 30, 1994 .............                 834,452            1,289,500               (50,000)


                                                                            Deficit
                                                                          accumulated
                                                                            during                Total
                                                     Treasury             development         shareholders'
                                                       stock                 stage               deficit
                                                       -----                 -----               -------
June 30, 1992 (date of inception) to
  June 30, 1993 capital contribution -
  compensation .................................     $                   $                   $    100,000
Issuance of common stock .......................                                                   25,000
Issuance of common stock .......................                                                   50,000
Issuance of common stock .......................                                                   78,900
Issuance of common stock .......................                                                   50,000
Issuance of common stock .......................                                                   75,000
Common stock subscribed ........................                                                   50,000
Net loss for the year ended June 30,
  1993, as restated ............................                             (540,430)           (540,430)
                                                     ------------          ------------      ------------

Balance at June 30, 1993 .............                                       (540,430)           (111,530)


Capital contribution - compensation ..                                                            100,000
Stock option compensation ............                                                            292,000
Capital contribution .................                                                             51,100
Issuance of common stock .............
Issuance of common stock .............                                                             50,000
Issuance of common stock .............                                                            110,000
Issuance of common stock .............                                                              7,500
Issuance of common stock .............                                                            225,000
Common stock repurchased and cancelled                                                            (25,000)
Issuance of common stock based on
  anti-dilutive agreements ...........
Net loss for the year ended June 30,
  1994, as restated ..................                                        (911,611)          (911,611)
                                                     ------------          ------------      ------------

Balance at June 30, 1994 .............                                      (1,452,041)          (212,541)


See accompanying independent auditors' report and notes to financial statements.

                                         TOMORROW'S MORNING, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)

                          STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT), CONTINUED



                                                                                             COMMON STOCK
                                                               COMMON STOCK                  SUBSCRIPTIONS
                                                        SHARES            AMOUNT              RECEIVABLE
                                                  ---------------      --------------        ---------------
Capital contribution - compensation                                           200,000
Common stock subscribed                                                                              250,000
Issuance of common stock for services                      45,400               2,000
Issuance of common stock                                   61,290             125,000
Issuance of common stock                                   15,890              50,000
Issuance of common stock                                   11,804              50,000
Commitment to purchase common stock
Net loss for the year ended June 30,
  1995, as restated
                                                  ---------------      --------------        ---------------
Balance at June 30, 1995                                  968,836           1,716,500                200,000

Capital contribution - compensation                                           250,000
Stock option compensation                                                     751,290
Issuance of common stock                                   49,032             200,000               (200,000)
Issuance of common stock                                   54,026             216,703
Conversion of 6% convertible notes                         45,400              91,500
Stock issuance costs                                                          (37,193)
Common stock repurchased and cancelled                    (90,800)            (50,000)
Debt issuance costs                                                           130,000
Shareholder loans
Net loss for the year ended June 30,
  1996, as restated
                                                  ---------------      --------------        ---------------
Balance at June 30, 1996                                1,026,494           3,268,800


                                                                               DEFICIT
                                                                             ACCUMULATED
                                                                               DURING                TOTAL
                                                        TREASURY             DEVELOPMENT         SHAREHOLDERS'
                                                          STOCK                 STAGE               DEFICIT
                                                      ---------------      ---------------    ------------------
Capital contribution - compensation                                                                      200,000
Common stock subscribed                                                                                  250,000
Issuance of common stock for services                                                                      2,000
Issuance of common stock                                                                                 125,000
Issuance of common stock                                                                                  50,000
Issuance of common stock                                                                                  50,000
Commitment to purchase common stock                           (65,000)                                   (65,000)
Net loss for the year ended June 30,
  1995, as restated                                                             (1,015,040)           (1,015,040)
                                                      ---------------      ---------------    ------------------
Balance at June 30, 1995                                      (65,000)          (2,467,081)             (615,581)

Capital contribution - compensation                                                                      250,000
Stock option compensation                                                                                751,290
Issuance of common stock
Issuance of common stock                                                                                 216,703
Conversion of 6% convertible notes                                                                        91,500
Stock issuance costs                                                                                     (37,193)
Common stock repurchased and cancelled                         65,000              (15,000)
Debt issuance costs                                                                                      130,000
Shareholder loans                                                                  (27,575)              (27,575)
Net loss for the year ended June 30,
  1996, as restated                                                             (2,642,296)           (2,642,296)
                                                      ---------------      ---------------    ------------------
Balance at June 30, 1996                                                        (5,151,952)           (1,883,152)


See accompanying independent auditors' report and notes to financial statements.

                                         TOMORROW'S MORNING, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)

                          STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT), CONTINUED



                                                                                             COMMON STOCK
                                                               COMMON STOCK                  SUBSCRIPTIONS        TREASURY
                                                        SHARES            AMOUNT              RECEIVABLE            STOCK
                                                  ---------------      --------------        ---------------    ---------------
Issuance of common stock                                1,167,277           5,347,724
Stock issuance costs                                                         (304,528)
Conversion of 6% convertible notes                        105,144             262,500
Conversion of 7% convertible notes                        432,083           1,080,207
Debt issuance costs                                                          (202,589)
Capital contribution - compensation                                           166,667
Shareholder loans
Stock option compensation                                                     733,400
Issuance of common stock for services                      55,000             132,500
Net loss for the year ended June 30, 1997
                                                  ---------------      --------------        ---------------    ---------------

Balance at June 30, 1997                                2,785,998          10,484,681

Stock option compensation                                                   1,935,374
Repayments - shareholder loans
Reclassification - shareholder loans
Stock issued - settlement of litigation                     5,000              30,000
Stock options exercised                                   229,374             190,289
Stock warrants sold                                                             1,073
Shares issued upon conversion of debt                     190,000             190,000
Warrants issued in convection with debt                                        18,750
Net loss for the year ended June 30, 1998
                                                  ---------------      --------------        ---------------    ---------------

Balance at June 30, 1998                                3,210,372          12,850,167

Shares issued in connection with debt                     100,000              12,500
Shares issued in exchange for rent                         40,000               5,000
Stock options exercised                                    10,000               2,100
Net loss for the year ended June 30, 1999
                                                  ---------------      --------------        ---------------    ---------------

Balance at June 30, 1999                                3,360,372      $   12,869,767                      -                  -
                                                  ===============      ==============        ===============    ===============

                                                       DEFICIT
                                                     ACCUMULATED
                                                       DURING                TOTAL
                                                     DEVELOPMENT         SHAREHOLDERS'
                                                        STAGE               DEFICIT
                                                   ---------------    ------------------
Issuance of common stock                                                       5,347,724
Stock issuance costs                                                            (304,528)
Conversion of 6% convertible notes                                               262,500
Conversion of 7% convertible notes                                             1,080,207
Debt issuance costs                                                             (202,589)
Capital contribution - compensation                                              166,667
Shareholder loans                                          (69,377)              (69,377)
Stock option compensation                                                        733,400
Issuance of common stock for services                                            132,500
Net loss for the year ended June 30, 1997               (2,955,679)           (2,955,679)
                                                   ---------------    ------------------

Balance at June 30, 1997                                (8,177,008)            2,307,673

Stock option compensation                                                      1,935,374
Repayments - shareholder loans                               7,227                 7,227
Reclassification - shareholder loans                        89,725                89,725
Stock issued - settlement of litigation                                           30,000
Stock options exercised                                                          190,289
Stock warrants sold                                                                1,073
Shares issued upon conversion of debt                                            190,000
Warrants issued in convection with debt                                           18,750
Net loss for the year ended June 30, 1998               (6,273,378)           (6,273,378)
                                                   ---------------    ------------------

Balance at June 30, 1998                               (14,353,434)           (1,503,267)

Shares issued in connection with debt                                             12,500
Shares issued in exchange for rent                                                 5,000
Stock options exercised                                                            2,100
Net loss for the year ended June 30, 1999                 (604,930)             (604,930)
                                                   ---------------    ------------------

Balance at June 30, 1999                           $   (14,958,364)   $       (2,088,597)
                                                   ===============    ==================



See accompanying independent auditors' report and notes to financial statements.

                                          TOMORROW'S MORNING, INC.
                                      (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENTS OF CASH FLOWS

                              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        FROM INCEPTION ON
                                                                 YEAR ENDED          YEAR ENDED         JUNE 30, 1992 TO
                                                                JUNE 30, 1999       JUNE 30, 1998         JUNE 30, 1999
                                                                -------------       -------------         -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                      $       (604,930)   $    (6,273,378)      $   (14,958,364)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                        27,784             20,180                64,750
      Amortization of debt issuance costs                                      -                  -               138,168
      Amortization of loans payable discount                              21,355              3,646                25,001
      Non-cash litigation settlement                                           -             30,000                30,000
      Non-cash compensation                                                5,000          2,043,124             4,643,481
      Non-cash payment for services rendered                                   -                  -               132,500

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                    445              4,935                   445
      Prepaid expenses                                                    42,587            356,611                42,142
      Software development costs                                               -            (23,367)             (124,110)
      Deposits                                                                 -             (1,417)              (23,367)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                              294,175         (1,197,852)              261,313
      Deferred revenue                                                         -            (52,603)            1,459,238
                                                                ----------------    ---------------       ---------------

          Net cash used for operating activities                        (213,584)        (2,694,417)           (8,308,805)
                                                                ----------------    ---------------       ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                                  -            (73,142)             (142,697)
                                                                ----------------    ---------------       ---------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                       -                  -             6,749,734
  Proceeds from revolving line of credit                                       -                  -                50,000
  Proceeds from loans and warrants                                       110,000            375,000               909,276
  Proceeds from notes payable                                                  -                  -             1,705,086
  Proceeds from contracts payable                                              -             71,396               127,401
  Cash paid for debt issuance costs                                            -                  -              (210,757)
  Proceeds from exercise of stock options                                  2,100             82,538                84,638
  Proceeds from exercise of warrants                                           -              1,074                 1,074
  Proceeds from shareholders                                                   -                  -                11,619
  Repayment of revolving line of credit                                        -                  -               (50,000)
  Repayments from shareholder, net of unpaid interest                     57,584                  -                70,157
  Repayment of loans payable                                                   -                  -              (423,400)
  Repayment of notes payable                                                   -                  -               (11,456)
  Repayment of contracts payable                                          (2,241)           (83,330)             (110,377)
  Loans payable shareholders                                                   -             24,186               (96,952)
  Cash paid for offering costs                                                 -                  -              (304,528)
  Purchase of treasury stock                                                   -                  -               (50,000)
                                                                ----------------    ---------------       ---------------

          Net cash provided by financing activities                      167,443            470,864             8,451,515
                                                                ----------------    ---------------       ---------------

NET INCREASE (DECREASE) IN CASH                                          (46,141)        (2,296,695)                   13
CASH, beginning of year                                                   46,154          2,342,849                     -
                                                                ----------------    ---------------       ---------------

CASH, end of year                                               $             13    $        46,154       $            13
                                                                ================    ===============        ==============

See accompanying independent auditors' report and notes to financial statements.

                                          TOMORROW'S MORNING, INC.
                                      (A DEVELOPMENT STAGE ENTERPRISE)

                                    STATEMENTS OF CASH FLOWS (CONTINUED)

                              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        FROM INCEPTION ON
                                                                 YEAR ENDED          YEAR ENDED         JUNE 30, 1992 TO
                                                                JUNE 30, 1999       JUNE 30, 1998         JUNE 30, 1999
                                                                -------------       -------------         -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable              $              -    $             -       $       (72,589)
                                                                ================    ===============       ===============
  Conversion of notes payable to common stock                   $              -    $       190,000       $     1,532,707
                                                                ================    ===============       ===============
  Non-cash compensation                                         $          5,000    $     2,043,124       $     2,048,124
                                                                ================    ===============       ===============
  Issuance of warrants connected to debt conversion             $              -    $        18,750       $        18,750
                                                                ================    ===============       ===============



See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                            YEAR ENDED JUNE 30, 1999



(1)      SUMMARY SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of June 30, 1999, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

                  For the years ended June 30, 1999 and June 30, 1998, the Company had negative cash flows from operations of $213,584 and $2,694,418, respectively, and incurred a net loss of $604,930 and $6,273,378, respectively. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

         REVENUE RECOGNITION:

                  Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.

         ADVERTISING:

                  The Company expenses the costs of all general advertising in the period incurred. There was no advertising expense for the year ended June 30, 1999 and advertising expense was approximately $83,000 for the year ended June 30, 1998.



See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1999



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

         NET LOSS PER SHARE:

                  The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of loss per share for the years ended June 30, 1999 and June 30, 1998, because the effect would be anti-dilutive.

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

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1999



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

                  The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS 131 "Disclosures About Segments of an Enterprise and Related Information". Adoption of these pronouncements did not materially affect the financial statements.



See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1999



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In June 1998, the United Stated Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

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


(2)      LOANS PAYABLE:

         A summary is as follows:

               Unsecured demand loans with no stated interest, due to
                 related parties                                                             $        84,298
               Note payable, shareholder, due September 9, 1998 with
                 stated interest at 10% per annum, 15% per annum as note
                 is in default                                                                       125,000
               Note payable, shareholder due December 24, 1998, with
                 stated interest at 10% per annum, 15% per annum as note
                 is in default.                                                                      250,000
               Note payable, net of discount - shareholder, due December 14,
                 1999, with interest at 10% per annum, increased to 15% per annum if note in default; convertible at noteholder's option,
                 at a conversion rate of $2 per share.                                                93,752
                                                                                             ---------------

                                                                                             $       553,050
                                                                                             ===============


See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1999



(3)      CONTRACTS PAYABLE:

         The Company has entered into lease contracts to purchase office equipment and a telephone system. The contracts provide for a fair-market-value purchase at the end of the lease terms. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the Company has capitalized the cost of the equipment.

         Lease commitments for capital leases with remaining terms of more than one year at June 30, 1999 are as follows:

               Year ending June 30,
                   2000                                                                      $         9,221
                   2001                                                                                4,123
                   2002                                                                                3,296
                   2003                                                                                  299
                                                                                             ---------------
                                                                                             $        16,939
                                                                                             ===============

(4)      COMMITMENTS AND CONTINGENCIES:

         LEASES

         On July 1, 1997, the Company entered into an operating lease for new office facilities in Los Angeles. The lease continues until June 30, 2001 with monthly rent of $7,514 beginning September 1, 1997. The lease provides for annual base rent increases of 3% commencing July 1, 1998. The chief executive officer of the Company has signed a personal guarantee of the lease that expires after the second year of the lease. The Company is currently involved in negotiations with the landlord regarding settlement of past due rent, as described below in Legal Proceedings.

         The Company also leases office facilities in Ann Arbor, Michigan on a one-year operating lease that commenced May 1997. The monthly rental is $252 for twelve months expiring May 31, 1998.

         Rent expense, including additional costs per the leases, for year ended June 30, 1999 and June 30, 1998 was $109,972 and $90,512, respectively, and $346,086 for the period from inception through June 30, 1999.

         In addition to the above office leases, the Company also leases an auto and office equipment under operating leases with remaining terms of more than one year.

         Lease commitments for operating leases with remaining terms of more than one year at June 30, 1999 are as follows:

               Year ending June 30,
                   2000                                                                      $        96,645
                   2001                                                                               98,534
                                                                                             ---------------
                                                                                             $       297,819
                                                                                             ===============

See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1999



(4)      COMMITMENTS AND CONTINGENCIES, CONTINUED:

         SOFTWARE DEVELOPMENT AGREEMENT

         During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP-TM-". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through June 30, 1999, expenditures for "SCOOP-TM-" were approximately $908,000 of which $72,500 is included in software development costs.

         LEGAL PROCEEDINGS

         On July 13 1998, the Company was subject to a levy of $26,287 by the California Employment Development Department for back taxes. This claim was subsequently paid.

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

                            YEAR ENDED JUNE 30, 1999



(5)      COMMON STOCK, STOCK OPTIONS AND WARRANTS:

         On December 4, 1997, the Company settled litigation with a shareholder by issuing 5,000 shares of common stock. The charge to earnings regarding this transaction was $30,000.

         On May 15, 1996, the Company adopted a Non-Qualified Stock Option Plan ("the Plan"). The aggregate number of shares of common stock to be delivered upon the exercise of all options granted under the Plan cannot exceed 100,000 shares. During the year ended June 30, 1999, no options had been granted under the Plan. At June 30, 1998, 31,000 options had been granted under the Plan.

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

         The following table summarizes information about options outstanding at June 30, 1999 and June 30, 1998:

                                                                                     WEIGHTED
                                                                                     AVERAGE        NUMBER OF        DATE
                                                                      TOTAL          EXERCISE        OPTIONS        OPTIONS
                                                                     OPTIONS           PRICE       EXERCISABLE      EXPIRE
                                                               --------------       ---------      -----------     --------
              Options outstanding at June 30, 1997                  1,006,092         0.88           1,006,092

              1998:
                  Granted                                             210,480         0.2125           183,186      6/17/00
                  Exercised                                          (229,374)
                                                               --------------

              Balance at June 30, 1998                                987,198         0.76
                                                               ==============

              1999:
                  Exercised                                           (10,000)        0.2125
                  Expired                                             (83,266)
                                                               --------------

              Balance at June 30, 1999                                893,932         0.68
                                                               ==============

         The Company has elected, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation"' to account for its stock compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, any excess of the market price of the underlying stock on the date of grant over the exercise price of the Company's employee stock options, has been recognized as compensation expense. This resulted in a $16,740 charge to salary expense for the year ended June 30,1998. There were no options granted to employees in the year ended June 30, 1999.



See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1999



(5)      COMMON STOCK, STOCK OPTIONS AND WARRANTS, CONTINUED:

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

         278,600 of the options outstanding at the beginning of the period represented options to purchase an aggregate of 10% of the common stock outstanding at the time the options are exercised (i.e. "nondilutable" options) for an aggregate price of $267,618. The CEO of the Company and other related parties have been granted 167,160 and 111,440 of these nondilutable options, respectively. These Variable Non-dilutive Stock Option Agreements were amended in November 1997 to remove the variable and non-dilutive features, effectively freezing the number of common shares the optionees were previously granted. The effect of the amendments was a charge to earnings of $1,344,022. Charges related to these options totaled $1,918,634 for year ended June 30, 1998.

         In addition to the above transactions, options granted by the Company were exercised by various unrelated parties during the year ended June 30, 1998. There was a charge to earnings totaling $107,570 in that period with respect to these options.

         In June 1998 the Company converted $190,000 of debt owing to unrelated parties into 190,000 shares of common stock.

         In connection with financing raised during the year ended June 30, 1998, the Company sold 125,000 warrants exercisable at $2.20 per share through March, 2003 and 250,000 warrants exercisable at $2.00 per share through June, 2003.



See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 1999



(6)      INCOME TAXES:

         The Company had deferred tax assets of approximately $4,382,000 and $4,137,000 as of June 30, 1999 and June 30, 1998, respectively, which have been offset by 100% valuation allowances of $4,382,000 and $4,137,000, respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $10,205,000, which expires in years up to 2012. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under
         Section 382 of the Internal Revenue Code.


(7)      RELATED PARTY TRANSACTIONS:

         The printer used by the Company also has an equity interest in the Company. Printing expense was approximately $643,000 for the year ended June 30, 1998, with no expense in 1999, and $2,236,000 from the period from inception through June 30, 1999. At June 30, 1999 and 1998, amounts payable to the printer were approximately $700,000. The printer has filed a lawsuit to collect these amounts (see Note 4).

         Alan G. Dunn, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $102,800. As a result of repayments, the Company's indebtedness to Mr. Dunn is now approximately $72,800.



See accompanying independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None, except as previously reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS. The officers and directors of the Company and their ages as of September 15, 1999, are as follows:

       NAME                              AGE                     CORPORATE POSITIONS HELD
       ----                              ---                     ------------------------
       Adam Linter                        53                     Chairman of the Board,
                                                                 President, Treasurer and
                                                                 Secretary

       James R. Rosbe                     50                     Director

       Rick Nicita                        53                     Director

       Alan G. Dunn                       43                     Director

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

JAMES R. ROSBE, a director since February 1996, and an Associate Publisher of the Company from April 1997 to October 1998, has been active with the Company since its inception, collaborating on business planning and strategy, as well as advising on finance, marketing, circulation and synergistic product development, and monitoring commercial opportunities on the Internet and in electronic publishing. Mr. Rosbe is currently the President of Soar Technologies, Inc., an Ann Arbor, Michigan, software development firm. Mr. Rosbe previously served as Vice President-Operations for Online Technologies Corporation in Ann Arbor, Michigan, an Internet service provider for which he worked from October 1994 to April 1997. From August 1991 until September 1993, Mr. Rosbe was the co-founder of Mobile Metal Services in Troy, Michigan, a company providing metal stabilization services. From 1985 to 1989, with Mr. Linter (his brother-in-law), he formed a seed venture capital effort to develop commercial opportunities in biotechnology, and engaged in real estate finance and analysis. Mr. Rosbe has an M.B.A. in Finance/Strategy from UCLA, and a B.A. in Political Science from the University of Michigan.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Adam Linter failed to file a Form 4 for the month of December 1998 reporting his simultaneous disposition and acquisition of 20,000 shares of Common Stock in non-cash private transactions.


ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION. Adam Linter has served as the Company's President (Chief Executive Officer) since its inception. Except as shown below, no executive officer of the Company received compensation in excess of $100,000 during fiscal 1999.

SUMMARY COMPENSATION TABLE:

                                                                                    LONG-TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                                                                    SECURITIES
NAME AND PRINCIPAL                                               OTHER ANNUAL       UNDERLYING
POSITION                            YEAR    SALARY      BONUS    COMPENSATION(1)    OPTIONS
------------------                  ----    ------      -----    ---------------    ------------
Adam Linter, President(2)           1999    $250,000(3) $ -0-         $8,750(4)         -0-
                                    1998    $250,000(3) $ -0-         $8,750(4)         -0-
                                    1997    $83,333     $ -0-             -            85,440

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

     (3) Of this amount, $250,000 was accrued but unpaid in fiscal 1999 and $104,167 was accrued but unpaid in fiscal 1998.

     (4) Consists of a $730 per month car allowance.

The following table provides information concerning stock options granted to Mr. Linter during the year ended June 30, 1999:

                                    NUMBER OF        PERCENT OF
                                    SECURITIES       OPTIONS GRANTED
                                    UNDERLYING       TO EMPLOYEES IN            EXERCISE         EXPIRATION
         NAME                       OPTIONS          FISCAL YEAR                PRICE ($/SH)     DATE
         ----                       ----------       ---------------            ------------     ----------
        Adam Linter                      -0-              N/A                      N/A             N/A

As to Mr. Linter, the following table sets forth the number and value of vested and unvested options held as of June 30, 1999.

                                                     NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                     OPTIONS                            IN-THE-MONEY OPTIONS
                  SHARES                             -----------------------------      -------------------------
                  ACQUIRED          VALUE
NAME              ON EXERCISE       REALIZED         EXERCISABLE     UNEXERCISABLE      EXERCISABLE UNEXERCISABLE
----              -----------       --------         -----------     -------------      ----------- -------------
Adam Linter           -0-              N/A           281,113             -0-            $17,569         -0-

STOCK OPTION PLAN. The Company's Non-Qualified Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders on May 15, 1996. Under the Option Plan (which is administered by the Company's Compensation Committee), all officers and directors of the Company, as well as employees and consultants of the Company and any subsidiaries, are eligible to be selected to participate. The purpose of the Option Plan is to promote the interests of the Company by providing participants with an inducement to maintain their status with the Company or a subsidiary and to further advance the interests of the Company. Options are granted in consideration of things such as past and potential future contributions to the Company. As of June 30, 1999, options as to 31,000 shares have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 100,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of September 16, 1999 as to (i) each person or entity who is known by the Company to own beneficially more than five percent of the Company's Common Stock (the Company's only class of voting stock), (ii) Adam Linter and Steven Raft, the only executive officer named above in "Item 10. Executive Compensation," (iii) the Company's directors and (iv) all directors and executive officers as a group.

                                            NUMBER OF SHARES
NAME                                        BENEFICIALLY OWNED(1)               PERCENTAGE(2)
----                                        ---------------------               -------------
Michael Fuchs(3)                              375,000(4)                          10.1%
Adam Linter(5)                                845,803(6)                          23.3%
James R. Rosbe(7)                               45,520(8)                          1.4%
Rick Nicita(9)                                  95,138                             2.8%
Alan G. Dunn(10)                                34,958(11)                         1.0%
All directors and executive
 officers as a group (four persons)(12)      1,018,419                             28.0%

--------------------
     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or Warrants held by that person that are exercisable on or before December 15, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
     (2) Based on 3,352,690 shares of Common Stock outstanding, excluding (except as reflected in footnotes (4), (6)) and (8)), 657,313 shares of Common Stock issuable upon the conversion of a promissory note and exercise of outstanding options and Warrants, 375,000 of which are held by Michael Fuchs, 281,113 of which are held by Adam Linter, and 1,200 of which are held by James R. Rosbe.
     (3) Address is 9 West 57th Street, Suite 4220, New York, New York 10019.
     (4) Includes 250,000 shares obtainable upon the exercise of warrants and 125,000 shares obtainable upon the conversion of a promissory note.
     (5) Address is 125 South Barrington Place, Los Angeles, California 90049.
     (6) Includes 281,113 shares of Common Stock presently obtainable through the exercise of options. See "Item 10. Executive Compensation."
     (7) Address is 3364 Tacoma Circle, Ann Arbor, Michigan 48108.
     (8) Includes 1,200 shares of Common Stock obtainable through the exercise of Warrants.
     (9) Address is 9830 Wilshire Boulevard, Beverly Hills, California 90212.
    (10) Address is 4041 Morningstar, Huntington Beach, California 92649.
    (11) All shares are held in the Dunn Family Trust. Mr. Dunn and Jan Dunn are trustees with shared voting power with respect to such shares.
    (12) Consists of Adam Linter, James R. Rosbe, Rick Nicita and Alan G. Dunn. See footnotes (6), (8) and (11).

Except as listed above, there is no shareholder who is known to the Company to beneficially own more than 5% of the Company's Common Stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 1999, Mr. Linter owed the Company a total of $15,176 in principal and interest, with the principal portion bearing interest at 8% per year. Such amounts are unsecured and are to be paid in full by November 1999.

Rick Nicita, a director, is the Co-Chairman of Creative Artists Agency, a talent agency the Company was a client of during the fiscal year ended June 30, 1999 and continues to be a client of in the current fiscal year.

Alan G. Dunn, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $102,800. As a result of repayments, the Company's indebtedness to Mr. Dunn is now approximately $72,800.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS.  The following exhibits are filed as part of this report:

EXHIBIT                    DESCRIPTION
-------                    -----------
3.1               Articles of Incorporation of the Registrant, as amended *
3.2               Amendment to Articles of Incorporation *
3.3               Amended and Restated Bylaws of the Registrant *
4.1               Form of Warrant Agreement and Certificate *
4.2               Form of Managing Placement Agent's Warrant *
4.3               Form of Warrant issued to Michael Fuchs***
10.1              Employment Agreement between the Registrant and Adam Linter *
10.2              Non-Qualified Stock Option Plan *
10.3              Form of Stock Option Agreement *
10.4              Software Development Agreement between the Registrant and Robit Hairman *
10.5              Amendment to Stock Option Agreement appearing below as Exhibit 10.11 *
10.6              Stock Option Agreement dated as of April 14, 1995 between the Registrant and Kristan Altimus *
10.7              Stock Option Agreement dated as of April 14, 1995 between the Registrant and Adam Linter *
10.8              Stock Option Agreement dated as of April 14, 1995 between the Registrant and S-M Investments *
10.9              Stock Option Agreement dated as of April 18, 1994 between the Registrant and S-M Investments *
10.10             Stock Option Agreement dated as of April 18, 1994 between the Registrant and S-M Investments *
10.11             Stock Option Agreement dated as of June 30, 1993 between the Registrant and Jim Rosbe *
10.12             Stock Option Agreement dated as of October 5, 1994 between the Registrant and Michael Weinstock
                  (as amended January 31, 1996) *
10.13             Stock Option Agreement dated as of May 15, 1996 between the Registrant and S-M Investments *
10.14             Stock Option Agreement dated as of May 15, 1996 between the Registrant and Adam Linter *
10.15             Form of Indemnification Agreement for directors and officers *
10.16             Warrant Agreement and Certificate issued to J.E. Liss & Company, Inc. on November 12, 1996 *
10.17             Stock Option Agreement dated as of December 1, 1995 between the Registrant and Philip Brodie, as amended *
10.18             Stock Purchase Agreement between the Registrant and Starbright Graphics, Inc. dated as of January
                  1, 1993 *
10.19             Amendment to Stock Option Agreement dated as of April 18, 1997 between the Registrant and Adam
                  Linter***
10.20             Second Amendment to Stock Option Agreement dated as of November 3, 1997 between the
                  Registrant and Adam Linter**
10.21             Convertible Promissory Note dated June 25, 1998 by the Registrant in favor of Michael Fuchs***
10.22             Agreement for Purchase and Sale of Stock dated December 14, 1998 between the Registrant and
                  Wolfgang Struss
10.23             Negotiable Promissory Note dated December 14, 1998 by the Registrant in favor of Wolfgang Struss
24                Power of Attorney
27                Financial Data Schedule

-----------------

* Incorporated by reference to Registration Statement on Form SB-2 (No. 333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.
** Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1997 (File No. 0-29050).
*** Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 0-29050)

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the fiscal year ended June 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 2nd day of May, 2000.

TOMORROW'S MORNING, INC.

By: /s/ ADAM LINTER
   -------------------------------------------
    Adam Linter, President and Treasurer

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


SIGNATURE                                   TITLE                                       DATE
/s/ ADAM LINTER                             Chairman of the Board,
-------------------------                   President, Treasurer and
Adam Linter                                 Secretary                                   May 2, 2000


* JAMES R. ROSBE                            Director                                    May 2, 2000
-------------------------
James R. Rosbe


* RICK NICITA                               Director                                    May 2, 2000
-------------------------
Rick Nicita


* ALAN G. DUNN                              Director                                    May 2, 2000
-------------------------
Alan G. Dunn

* By: /s/ ADAM LINTER
-------------------------
Adam Linter
   (Attorney-In-Fact)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
3.1               Articles of Incorporation of the Registrant, as amended                                 *
3.2               Amendment to Articles of Incorporation                                                  *
3.3               Amended and Restated Bylaws of the Registrant                                           *
4.1               Form of Warrant Agreement and Certificate                                               *
4.2               Form of Managing Placement Agent's Warrant                                              *
4.3               Form of Warrant issued to Michael Fuchs                                                 ***
10.1              Employment Agreement between the Registrant and Adam Linter                             *
10.2              Non-Qualified Stock Option Plan                                                         *
10.3              Form of Stock Option Agreement                                                          *
10.4              Software Development Agreement between the Registrant and Robit Hairman                 *
10.5              Amendment to Stock Option Agreement appearing below as Exhibit 10.11                    *
10.6              Stock Option Agreement dated as of April 14, 1995 between the Registrant
                  and Kristan Altimus                                                                     *
10.7              Stock Option Agreement dated as of April 14, 1995 between the Registrant
                  and Adam Linter                                                                         *
10.8              Stock Option Agreement dated as of April 14, 1995 between the Registrant
                  and S-M Investments                                                                     *
10.9              Stock Option Agreement dated as of April 18, 1994 between the Registrant
                  and S-M Investments                                                                     *
10.10             Stock Option Agreement dated as of April 18, 1994 between the Registrant
                  and S-M Investments                                                                     *
10.11             Stock Option Agreement dated as of June 30, 1993 between the Registrant
                  and Jim Rosbe                                                                           *
10.12             Stock Option Agreement dated as of October 5, 1994 between the Registrant
                  and Michael Weinstock (as amended January 31, 1996)                                      *
10.13             Stock Option Agreement dated as of May 15, 1996 between the Registrant
                  and S-M Investments                                                                     *
10.14             Stock Option Agreement dated as of May 15, 1996 between the Registrant
                  and Adam Linter                                                                         *
10.15             Form of Indemnification Agreement for directors and officers                            *
10.16             Warrant Agreement and Certificate issued to J.E. Liss & Company, Inc. on
                  November 12, 1996                                                                       *
10.17             Stock Option Agreement dated as of December 1, 1995 between the Registrant
                  and Philip Brodie, as amended                                                           *
10.18             Stock Purchase Agreement between the Registrant and Starbright Graphics, Inc.
                  dated as of January 1, 1993                                                             *
10.19             Amendment to Stock Option Agreement dated as of April 18, 1997 between
                  the Registrant and Adam Linter                                                          ***
10.20             Second Amendment to Stock Option Agreement dated as of November 3, 1997
                  between the Registrant and Adam Linter                                                  **
10.21             Convertible Promissory Note dated June 25, 1998 by the Registrant in favor of
                  Michael Fuchs                                                                           ***
10.22             Agreement for the Purchase and Sale of Stock dated December 14, 1998 between the Registrant and Wolfgang Struss
10.23             Negotiable Promissory Note dated December 14, 1998 by the Registrant in favor of Wolfgang Struss
24                Power of Attorney
27                Financial Data Schedule

*    Incorporated by reference to Registration Statement on Form SB-2
     (No. 333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.

** Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1997 (File No. 0-29050).
*** Incorporated by reference to Form 10-KSB for the fiscal year eneded June 30, 1998 (File No. 0-29050).