Form 10QSB
period 1999-09-30
TOMORROWS MORNING INC
filed 2000-05-04
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
OR

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______


Number of shares of common stock outstanding at October 29, 1999: 3,352,690

Transitional Small Business Disclosure Format (CHECK ONE) :  Yes _____ No __X__

                                     PART I
                              FINANCIAL INFORMATION

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - SEPTEMBER 30, 1999

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $            13
  Software development costs                                                                     95,867
  Prepaid expenses and other current assets                                                       9,023
                                                                                        ---------------

          Total current assets                                                                              $      104,903

OTHER ASSETS:
  Fixed assets, net of accumulated depreciation of $71,274                                       71,423
  Deposits                                                                                       32,772
                                                                                        ---------------

          Total other assets                                                                                       104,195
                                                                                                            --------------
                                                                                                            $      209,098
                                                                                                            ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                 $     1,852,512
  Current maturities of contracts payable                                                        11,047
  Loans payable                                                                                 556,176
  Loans payable, officer-shareholder                                                             15,029
                                                                                        ---------------

          Total current liabilities                                                                         $    2,434,764

CONTRACTS PAYABLE, less current maturities                                                                           5,977

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                                      -
  Common stock; no par value, 10,000,000 shares
    authorized, 3,360,372 shares issued and outstanding                                      12,869,767
  Deficit accumulated during development stage                                              (15,101,410)
                                                                                        ---------------
          Total shareholders' deficit                                                                           (2,231,643)
                                                                                                            --------------
                                                                                                            $      209,098
                                                                                                            ==============

                                             TOMORROW'S MORNING, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                             STATEMENTS OF OPERATIONS

                                                                                                          FROM INCEPTION ON
                                                     THREE MONTHS ENDED        THREE MONTHS ENDED         JUNE 30, 1992 TO
                                                     SEPTEMBER 30, 1999        SEPTEMBER 30, 1998        SEPTEMBER 30, 1999
                                                     ------------------        ------------------        ------------------
                                                         (UNAUDITED)               (UNAUDITED)               (UNAUDITED)
REVENUE:
  SUBSCRIPTIONS                                       $              -           $        3,722           $       552,845

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                                 -                        -                 3,313,352
                                                      ----------------           --------------           ---------------

GROSS MARGIN                                                         -                    3,722                (2,760,507)

OPERATING EXPENSES                                             123,684                  152,711                 9,019,514

RESEARCH AND DEVELOPMENT                                             -                    2,000                   840,376
                                                      ----------------           --------------           ---------------

LOSS FROM OPERATIONS                                          (123,684)                (150,989)              (12,620,397)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                                    -                        -                 2,026,204
LEGAL SETTLEMENT                                                     -                        -                    30,000
OTHER EXPENSES, NET                                                  -                    6,946                    84,840
INTEREST EXPENSE                                                19,690                   20,843                   404,329
INTEREST INCOME                                                    328                    1,054                    69,160
                                                      ----------------           --------------           ---------------

LOSS BEFORE INCOME TAXES                                      (143,046)                (177,724)              (15,096,610)

INCOME TAXES                                                         -                        -                     4,800
                                                      ----------------           --------------           ---------------

NET LOSS                                              $       (143,046)          $     (177,724)          $   (15,101,410)
                                                      ================           ==============           ===============

NET LOSS PER SHARE, basic and diluted                 $         (0.04)           $        (0.06)
                                                      ===============            ==============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                        3,360,372                3,220,372
                                                      ================           ==============

                                           TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF CASH FLOWS

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        FROM INCEPTION ON
                                                          THREE MONTHS ENDED     THREE MONTHS ENDED     JUNE 30, 1992 TO
                                                          SEPTEMBER 30, 1999     SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                          ------------------     ------------------    ------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                                    $    (143,046)       $       (177,724)     $   (15,101,410)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                    6,525                   6,946               71,275
      Amortization of debt issuance costs                                 -                       -              138,168
      Amortization of loans payable discount                          3,126                   8,854               28,127
      Non-cash litigation settlement                                      -                       -               30,000
      Non-cash compensation                                               -                       -            4,643,481
      Non-cash payment for services rendered                              -                       -              132,500

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                 -                     445                  445
      Prepaid expenses                                                    -                  42,587               42,140
      Software development costs                                          -                       -             (124,110)
      Deposits                                                            -                       -              (23,367)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                         103,105                  51,599              364,418
      Deferred revenue                                                    -                       -            1,459,238
                                                              -------------        ----------------      ---------------

          Net cash used for operating activities                    (30,290)                (67,293)          (8,339,095)
                                                              -------------        ----------------      ---------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES -
  acquisition of fixed assets                                             -                       -             (142,697)
                                                              -------------        ----------------      ---------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  -                       -            6,749,734
  Proceeds from revolving line of credit                                  -                       -               50,000
  Proceeds from loans payable and warrants                                -                       -              909,276
  Proceeds from notes payable                                             -                       -            1,705,086
  Proceeds from contracts payable                                         -                       -              127,401
  Cash paid for debt issuance costs                                       -                   2,100             (210,757)
  Proceeds from loans payable, officer-shareholder                   15,029                       -               15,029
  Proceeds from exercise of stock options                                 -                       -               84,638
  Proceeds from exercise of warrants                                      -                  11,446                1,074
  Proceeds from shareholders                                              -                       -               11,619
  Repayment of revolving line of credit                                   -                       -              (50,000)
  Repayment of loans payable                                              -                       -             (423,400)
  Repayment of notes payable                                              -                       -              (11,456)
  Repayment of contracts payable                                          -                  (1,202)            (110,377)
  Repayment of loans receivable from shareholder                     15,588                   9,000               85,745
  Loans to shareholders                                                (327)                      -              (97,279)
  Cash paid for offering costs                                            -                       -             (304,528)
  Purchase of treasury stock                                              -                       -              (50,000)
                                                              -------------        ----------------      ---------------

          Net cash provided by financing activities                  30,290                  21,344            8,481,805
                                                              -------------        ----------------      ---------------

NET DECREASE IN CASH                                                      -                 (45,949)                  13
CASH, beginning of period                                                13                  46,154                    -
                                                              -------------        ----------------      ---------------

CASH, end of period                                           $          13        $            205      $            13
                                                              =============        ================      ===============

                                         TOMORROW'S MORNING, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)

                                   STATEMENTS OF CASH FLOWS (CONTINUED)

                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        FROM INCEPTION ON
                                                          THREE MONTHS ENDED     THREE MONTHS ENDED     JUNE 30, 1992 TO
                                                          SEPTEMBER 30, 1999     SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                          ------------------     ------------------    ------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable            $           -        $              -      $       (72,589)
                                                              =============        ================      ===============
  Conversion of notes payable to common stock                 $           -        $              -      $     1,532,707
                                                              =============        ================      ===============
  Non-cash compensation                                       $           -        $              -      $     2,048,124
                                                              =============        ================      ===============
  Issuance of warrants connected to debt conversion           $           -        $              -      $        18,750
                                                              =============        ================      ===============

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999



(1)      SUMMARY SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Tomorrow's Morning, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 1999.

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of September 30, 1999, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

                  For the three months ended September 30, 1999, the Company had negative cash flows from operations of $30,290 and incurred a net loss of $143,046. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 1999




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

OVERVIEW. For the quarter ended September 30, 1999, the Company had no revenue and experienced a net loss of $143,046, as compared to revenues of $3,722 and a net loss of $177,724 for the three months ended September 30, 1998. The Company continues to sustain substantial losses, which have resulted in suspension of publication of the Tomorrow's Morning newspaper (the "Newspaper"), the Company's only product to date. As a result, such losses threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on:
(i) finding a strategic partner; (ii) the development of complementary products;
(iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998. Revenues for the quarter ended September 30, 1999 were zero, as compared to $3,722 for the three months ended September 30, 1998. Due to ongoing cutbacks in operations, costs and expenses decreased to $123,864 during the three months ended September 30, 1999, a 20% change from $154,711 during the quarter ended September 30, 1998.

Total interest expense for the quarter ended September 30, 1999 was $19,690, as compared to $20,482 for the same three month period in 1998.

For the three months ended September 30, 1999, the Company experienced a net loss of $143,046, a decrease of approximately 20% from the $177,724 net loss incurred in the three months ended September 30, 1998. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses.

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

As of September 30, 1999, the Company had current assets of $104,903. As a result of its lack of working capital, the Company is currently unable to meet its financial obligations to its lenders and other creditors, including its landlord and the vendor which has printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1,000,000 through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will be available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

As to long-term funding requirements, the Company continues to pursue opportunities for a private equity offering of up to $5 million. In addition, the Company is also investigating other approaches to obtain long-term operating funds while also maximizing shareholder value. To date, those approaches have included a possible merger with the appropriate entity or a sale of the Company or its assets. There can be no guarantee that any of the Company's long-term funding efforts will be successful or, if successful, that they will result in a transaction on terms favorable to the Company or its shareholders. If the near-term funds described above are obtained, unless long-term funds also become available, the Company may be required to curtail its future operations, which would have a material adverse effect on the Company's business, operating results and financial condition at that time.

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

                                     PART II

                                OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

On July 13, 1999, Starbright Graphics, Inc. filed a breach of contract action against the Company and Adam Linter in Los Angeles County Superior Court seeking $699,231.06 for services rendered in connection with the printing and distribution of the Newspaper. The Company and Mr. Linter intend to contest that action to the extent appropriate.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.


(b)      Not applicable.


(c)      None.


(d)      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default in its obligations to virtually all of its creditors, as well as its landlord. The Company is also in default as to the payment of principal and interest on a $125,000 loan from Wilmington Trust Company, Trustee for Andrea B. Currier, and a $250,000 loan from Michael Fuchs. Such defaults will continue until funds are obtained as described in Part I above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following Exhibit is attached hereto:


         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------

                  27                              Financial Data Schedule



(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended September 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOMORROW'S MORNING, INC.



Dated: May 2, 2000                   By:  /s/    ADAM LINTER
                                        ----------------------------------------
                                          Adam Linter, President and Treasurer

                                  EXHIBIT INDEX




EXHIBIT NUMBER             DESCRIPTION
--------------             -----------




        27            Financial Data Schedule