Form 10QSB
period 1999-12-31
TOMORROWS MORNING INC
filed 2000-05-04
CIK 1004400

\
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 / X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999
OR

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


            269 South Beverly Drive, Beverly Hills, California 90212
                    (Address of principal executive offices)

                    Issuer's telephone number: (310) 440-2778



Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Number of shares of common stock outstanding at January 31, 2000: 3,852,690

Transitional Small Business Disclosure Format (CHECK ONE) :  Yes _____ No __X__

                                     PART I
                              FINANCIAL INFORMATION


                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 1999

                                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $        18,512
  Software development costs                                                                     95,867
  Prepaid expenses and other current assets                                                       9,023
                                                                                        ---------------

          Total current assets                                                                              $      123,402

OTHER ASSETS:
  Fixed assets, net of accumulated depreciation of $77,800                                       64,899
  Deposits                                                                                       32,772
                                                                                        ---------------

          Total other assets                                                                                        97,671
                                                                                                            --------------
                                                                                                            $      221,073
                                                                                                            ==============
                               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                 $     1,967,350
  Current maturities of contracts payable                                                        11,943
  Loans payable                                                                                 589,298
  Loans payable, officer-shareholder                                                             18,689
                                                                                        ---------------

          Total current liabilities                                                                         $    2,587,280

CONTRACTS PAYABLE, less current maturities                                                                           5,081

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                                      -
  Common stock; no par value, 10,000,000 shares
    authorized, 3,760,372 shares issued and outstanding                                      12,889,767
  Deficit accumulated during development stage                                              (15,261,055)
                                                                                        ---------------
          Total shareholders' deficit                                                                           (2,371,288)
                                                                                                            --------------

                                                                                                            $      221,073
                                                                                                            ==============

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                                                 From inception on
                                   Six months ended   Six months ended   Three months ended  Three months ended  June 30, 1992 to
                                   December 31, 1999  December 31, 1998  December 31, 1999   December 31, 1998   December 31, 1999
                                   -----------------  ------------------ ------------------  ------------------  -----------------
                                      (unaudited)        (unaudited)         (unaudited)         (unaudited)        (unaudited)
REVENUE:
  SUBSCRIPTIONS                         $         -       $     3,144       $         -         $         -       $     552,845

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                              -               906                 -               1,484           3,313,352
                                        -----------       -----------       -----------         -----------       -------------
GROSS MARGIN                                      -             2,238                 -              (1,484)         (2,760,507)

OPERATING EXPENSES                          263,793           298,471           140,110             146,631           9,159,623

RESEARCH AND DEVELOPMENT                          -             2,000                 -                   -             840,376
                                        -----------       -----------       -----------         -----------       -------------
LOSS FROM OPERATIONS                       (263,793)         (298,233)         (140,110)           (148,115)        (12,760,506)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                 -                 -                 -                   -           2,026,204
LEGAL SETTLEMENT                                  -                 -                 -                   -              30,000
OTHER EXPENSES, NET                               -            13,892                 -               6,946              84,841
INTEREST EXPENSE                             39,376            31,780            19,686              10,938             424,014
INTEREST INCOME                                 478             1,054               151                 872              69,310
                                        -----------       -----------       -----------         -----------       -------------
LOSS BEFORE INCOME TAXES                   (302,691)         (342,851)         (159,645)           (165,127)        (15,256,255)

INCOME TAXES                                      -                 -                 -                   -               4,800
                                        -----------       -----------       -----------         -----------       -------------
NET LOSS                                $  (302,691)      $  (342,851)      $  (159,645)        $  (165,127)      $ (15,261,055)
                                        ===========       ===========       ===========         ===========       =============
NET LOSS PER SHARE,
    basic and diluted                   $     (0.09)      $     (0.11)      $     (0.05)        $     (0.05)
                                        ===========       ===========       ===========         ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING, basic and diluted          3,403,615         3,233,237         3,446,394           3,245,963
                                        ===========       ===========       ===========         ===========

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                   Six months ended    Six months ended   Three months ended
                                                   December 31, 1999   December 31, 1998   December 31, 1999
                                                  ------------------  ------------------  -------------------
                                                      (unaudited)         (unaudited)         (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                            $   (302,691)      $   (342,851)      $   (159,645)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                          13,051             13,892              6,526
      Amortization of debt issuance costs                        -                  -                  -
      Amortization of loans payable discount                 6,248             15,103              3,122
      Non-cash litigation settlement                             -                  -                  -
      Non-cash compensation                                      -              5,000                  -
      Non-cash payment for services rendered                     -                  -                  -

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                        -                445                  -
      Prepaid expenses                                           -             42,587                  -
      Software development costs                                 -                  -                  -
      Deposits                                                   -                  -                  -

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                217,941            111,043            114,836
      Deferred revenue                                           -                  -                  -
                                                      ============       ============       ============
          Net cash used for operating activities           (65,451)          (154,781)           (35,161)
                                                      ------------       ------------       ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                    -                  -                  -
                                                      ============       ============       ============


                                                                                From inception on
                                                          Three months ended    June 30, 1992 to
                                                           December 31, 1998    December 31, 1999
                                                          -------------------   ------------------
                                                              (unaudited)          (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                                $   (165,127)      $(15,261,055)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                               6,946             77,801
      Amortization of debt issuance costs                            -            138,168
      Amortization of loans payable discount                     6,249             31,249
      Non-cash litigation settlement                                 -             30,000
      Non-cash compensation                                      5,000          4,643,481
      Non-cash payment for services rendered                         -            132,500

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                            -                445
      Prepaid expenses                                               -             42,140
      Software development costs                                     -           (124,110)
      Deposits                                                       -            (23,367)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                     59,444            479,254
      Deferred revenue                                               -          1,459,238
                                                          ============       ============
          Net cash used for operating activities               (87,488)        (8,374,256)
                                                          ------------       ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                        -           (142,697)
                                                          ============       ============

                                   (Continued)

                                            TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                           Six months ended    Six months ended    Three months ended
                                                           December 31, 1999   December 31, 1998    December 31, 1999
                                                           -----------------   -----------------   ------------------
                                                              (unaudited)         (unaudited)          (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                               20,000                  -             20,000
  Proceeds from revolving line of credit                                    -                  -                  -
  Proceeds from loans payable and warrants                             30,000            100,000             30,000
  Proceeds from notes payable                                               -                  -                  -
  Proceeds from contracts payable                                           -                  -                  -
  Cash paid for debt issuance costs                                         -                  -                  -
  Proceeds from loans payable, officer-shareholders                    18,689                  -              3,660
  Proceeds from exercise of stock options                                   -              2,100                  -
  Proceeds from exercise of warrants                                        -                  -                  -
  Proceeds from shareholders                                                -             11,446                  -
  Repayment of revolving line of credit                                     -                  -                  -
  Repayment of loans payable                                                -                  -                  -
  Repayment of notes payable                                                -                  -                  -
  Repayment of contracts payable                                            -             (1,850)                 -
  Repayment from shareholder, net of unpaid interest                   15,588             18,000                  -
  Loans to shareholders                                                  (327)           (17,013)                 -
  Cash paid for offering costs                                              -                  -                  -
  Purchase of treasury stock                                                -                  -                  -
                                                                 ------------       ------------       ------------
          Net cash provided by financing activities                    83,950            112,683             53,660
                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                        18,499            (42,098)            18,499
CASH, beginning of period                                                  13             46,154                 13
                                                                 ------------       ------------       ------------
CASH, end of period                                              $     18,512       $      4,056       $     18,512
                                                                 ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable               $          -       $          -       $          -
                                                                 ============       ============       ============
  Conversion of notes payable to common stock                    $          -       $          -       $          -
                                                                 ============       ============       ============
  Non-cash compensation                                          $          -       $      5,000       $          -
                                                                 ============       ============       ============
  Issuance of warrants connected to debt conversion              $          -       $          -       $          -
                                                                 ============       ============       ============


                                                                                   From inception on
                                                             Three months ended    June 30, 1992 to
                                                              December 31, 1998    December 31, 1999
                                                             ------------------    -----------------
                                                                 (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                                -          6,769,734
  Proceeds from revolving line of credit                                -             50,000
  Proceeds from loans payable and warrants                        100,000            939,276
  Proceeds from notes payable                                           -          1,705,086
  Proceeds from contracts payable                                       -            127,401
  Cash paid for debt issuance costs                                     -           (210,757)
  Proceeds from loans payable, officer-shareholders                     -             18,689
  Proceeds from exercise of stock options                               -             84,638
  Proceeds from exercise of warrants                                    -              1,074
  Proceeds from shareholders                                            -             11,619
  Repayment of revolving line of credit                                 -            (50,000)
  Repayment of loans payable                                            -           (423,400)
  Repayment of notes payable                                            -            (11,456)
  Repayment of contracts payable                                     (648)          (110,377)
  Repayment from shareholder, net of unpaid interest                9,000             85,745
  Loans to shareholders                                           (17,013)           (97,279)
  Cash paid for offering costs                                          -           (304,528)
  Purchase of treasury stock                                            -            (50,000)
                                                             ------------       ------------

          Net cash provided by financing activities                91,339          8,535,465
                                                             ------------       ------------

NET INCREASE (DECREASE) IN CASH                                     3,851             18,512
CASH, beginning of period                                             205                  -
                                                             ------------       ------------

CASH, end of period                                          $      4,056       $     18,512
                                                             ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable           $          -       $    (72,589)
                                                             ============       ============
  Conversion of notes payable to common stock                $          -       $  1,532,707
                                                             ============       ============
  Non-cash compensation                                      $      5,000       $  2,048,124
                                                             ============       ============
  Issuance of warrants connected to debt conversion          $          -       $     18,750
                                                             ============       ============

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1999

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

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of December 31, 1999, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         BASIS OF PRESENTATION:

                  For the six months ended December 31, 1999, the Company had negative cash flows from operations of $65,451 and incurred a net loss of $302,691. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

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

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       SIX MONTHS ENDED DECEMBER 31, 1999

(2)      NON CASH TRANSACTIONS:

         During December 1999 the Company entered into a stipulated judgement to settle a lawsuit brought by their landlord for past due rent. The stipulated judgement provided for payment of $125,000 in cash and 20,000 shares of the Company's common stock.

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

OVERVIEW. For the quarter ended December 31, 1999, the Company had no revenues and experienced a net loss of $159,645, as compared to no revenues and a net loss of $165,127 for the three months ended December 31, 1998. For the six months ended December 31, 1999, revenues were also zero and the Company incurred a net loss of $302,691, as compared to revenues of $3,144 and a net loss of $342,851 for the six months ended December 31, 1998. The Company continues to sustain substantial losses, which have resulted in suspension of publication of the Tomorrow's Morning newspaper (the "Newspaper"), the Company's only product to date. As a result, such losses threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998. Revenues for the quarter ended December 31, 1999 were zero, the same as for the three months ended December 31, 1998. Costs and expenses decreased to $140,110 during the three months ended December 31, 1999, a 5% change from $148,115 during the quarter ended December 31, 1998 as the Company continued to cut its operations to a minimum level.

Total interest expense for the quarter ended December 31, 1999 was $19,686, as compared to $10,938 for the same three month period in 1998. This increase of approximately 80% was attributable to increased borrowing to satisfy ongoing fixed obligations.

For the three months ended December 31, 1999, the Company experienced a net loss of $159,645, a decrease of approximately 3% from the $165,127 net loss incurred in the three months ended December 31, 1998. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by increased interest expense.

SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998. Revenues for the six months ended December 31, 1999 were zero, as compared to $3,144 for the six months ended December 31, 1998. Costs and expenses decreased to $263,793 during the six months ended December 31, 1999, a change of 12% from $301,377 during the six months ended December 31, 1998.

Total interest expense for the six months ended December 31, 1999 was $39,376, as compared to $31,780 for the same six month period in 1998. This increase of approximately 23% was attributable to increased borrowing to satisfy existing fixed obligations.

For the six months ended December 31, 1999, the Company experienced a net loss of $302,691, a decrease of approximately 12% from the $342,851 net loss incurred in the six months ended December 31, 1998. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses, partially offset by increased interest expense.

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

As of December 31, 1999, the Company had current assets of $123,402. As a result of its lack of working capital, the Company is currently unable to meet its financial obligations to its lenders and other creditors, including its landlord and the vendor which has printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1,000,000 through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will be available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

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

                                     PART II

                                OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In December 1999, the Company made its final payment to the Internal Revenue Service with respect to a previously reported claim for back taxes.

On November 24, 1999, the Company settled a previously reported action by its landlord, Barrington Plaza Partnership, by stipulated judgement. Under the terms of the parties' agreement, the Company will issue 20,000 shares of its Common Stock and pay the landlord a total of $125,000 in six payments. All of the Company's obligations are secured by a lien on certain tangible assets. Under the terms of the agreement, Adam Linter agreed to continue to personally guarantee a portion of the obligation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.



(b)      Not applicable.



(c) On December 15, 1999, in return for $50,000 in cash, the Company issued to Peter Rettman (i) 500,000 shares of Common Stock and (ii) warrants to purchase another 500,000 shares for $0.10 per share until December 14, 2004. Based on Mr. Rettman's access to Company information and his level of investment sophistication, the shares and warrants were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.



(d)      Not applicable.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default in its obligations to virtually all of its creditors, as well as its landlord (although the default to the landlord has recently been resolved, as described above in "Item 1. Legal Proceedings"). The Company is also in default as to the payment of principal and interest on a $125,000 loan from Wilmington Trust Company, Trustee for Andrea B. Currier, a $250,000 loan from Michael Fuchs and a $100,000 loan from Wolfgang Struss. Such defaults will continue until funds are obtained as described in Part I above.



ITEM 5.  OTHER INFORMATION

In October 1999, the Company moved out of its offices at 125 South Barrington Place, Los Angeles, California due to its continuing inability to pay the required rent. The Company's executive office has been relocated to another location in the Los Angeles area where no rent payment is required.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following Exhibits are attached hereto:



      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------

               10                      Form of Warrant issued to Peter Rettman

               27                      Financial Data Schedule



(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended December 13, 1999.






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



                                     TOMORROW'S MORNING, INC.



Dated: May 2, 2000                   By: /s/    ADAM LINTER
                                        ----------------------------------------

                                           Adam Linter, President and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

         10                Form of Warrant issued to Peter Rettman

         27                Financial Data Schedule