Form 10QSB
period 2000-03-31
TOMORROWS MORNING INC
filed 2000-05-19
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from               to                .
                                   --------------    --------------

COMMISSION FILE NUMBER:    0-29050

                            TOMORROW'S MORNING, INC.
        (Exact name of small business issuer as specified in its charter)


              CALIFORNIA                                95-4379805
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
Yes  X    No
   -----    -----

Number of shares of common stock outstanding at April 28, 2000: 5,085,372

Transitional Small Business Disclosure Format (CHECK ONE): Yes       No   X
                                                               -----   ------

                                     PART I
                              FINANCIAL INFORMATION

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet
                                 March 31, 2000
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                          $          279
Software development costs                                                                 95,867
Prepaid expenses and other current assets                                                   8,175
Loan receivable - officer/shareholder                                                      10,697
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                $      115,018

OTHER ASSETS:
Fixed assets, net of accumulated depreciation of $84,325                                   58,373
------------------------------------------------------------------------------------------------------------------
Total other assets                                                                                          58,373
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                               173,391
==================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                              $    1,979,253
Current maturities of contracts payable                                                    12,840
Loans payable                                                                             592,420
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                           $    2,584,513

Contract payable, net of current maturities                                                                  4,184
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        2,588,697

SHAREHOLDERS' DEFICIT:
Preferred Stock; no par value, 1,000,000 shares authorized, no shares issued and outstanding
Common stock; no par value, 10,000,000 shares
  authorized, 5,085,372 shares issued and outstanding                                  13,043,486
Deficit accumulated during development stage                                          (15,458,792)
------------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                                             (2,415,306)

------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                         $      173,391
==================================================================================================================

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                                                                From inception
                                                                                                                      on
                                                  Nine months    Nine months    Three months     Three months   June 30, 1992
                                                    ended          ended           ended            ended            to
                                                March 31, 2000  March 31, 1999  March 31, 2000  March 31, 1999  March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                               (unaudited)      (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenue:
Subscriptions                                   $       --      $      3,144    $       --      $       --      $    552,845

Editorial, Production and
   Distribution Cost
                                                        --               906            --              --         3,313,352

-----------------------------------------------------------------------------------------------------------------------------
Gross Margin
                                                        --             2,238            --              --        (2,760,507)

Operating expenses
                                                     422,422         393,706         171,678          95,235       9,331,301

Research and development
                                                        --             2,000            --              --           840,376

-----------------------------------------------------------------------------------------------------------------------------
Loss from operations                                (422,422)       (393,468)       (171,678)        (95,235)    (12,932,184)

Noncash Option Compensation and
  Consulting Fees                                       --              --              --              --        (2,026,204)
Legal settlement                                        --              --              --              --           (30,000)
Other expenses, net                                  (19,575)        (20,838)         (6,525)         (6,946)        (91,366)
Interest expense                                     (59,062)        (51,470)        (19,686)        (19,690)       (443,700)
Interest income                                          630           2,601             151           1,547          69,462

-----------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                        $   (500,429)   $   (463,176)   $   (197,738)   $   (120,324)   $(15,453,992)

Income taxes                                    $       --      $       --      $       --      $       --      $      4,800

-----------------------------------------------------------------------------------------------------------------------------
 Net loss                                       $   (500,429)   $   (463,176)   $   (197,738)   $   (120,324)   $(15,458,792)
=============================================================================================================================

Net loss per share
    basic and diluted                           $      (0.13)   $      (0.14)   $      (0.05)   $      (0.04)
=============================================================================================================================

Weighted Average Shares
  Outstanding, basic and diluted                   3,798,488       3,274,533       4,179,220       3,274,533
=============================================================================================================================

                            TOMORROW'S MORNING, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows



                                                                   Nine months ended     Nine months ended      Three months ended
                                                                    March 31, 2000         March 31, 1999         March 31, 2000
                                                                 ------------------------------------------------------------------
                                                                      (unaudited)           (unaudited)             (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net loss                                                                 $    (500,429)         $    (463,176)        $ (197,738)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
     Depreciation                                                               19,575                 20,838              6,525
     Amortization of debt issuance costs                                             -                      -                  -
     Amortization of loans payable discount                                      9,370                 21,356              3,122
     Non-cash litigation settlement                                              2,000                      -              2,000
     Non-cash compensation                                                      50,000                  5,000             50,000
     Non-cash payment for services rendered                                      1,719                      -              1,719

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase) Decrease in Assets:
     Accounts receivable                                                             -                    444                  -
     Prepaid expenses                                                              848                 42,587                848
     Software development costs                                                      -                      -                  -
     Deposits                                                                   32,772                      -             32,772

  Increase (Decrease) in Liabilities:
     Accounts payable and accrued expenses                                     229,932                177,289             11,905
     Deferred revenue                                                                -                      -                  -

-----------------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                         (154,213)              (195,662)           (88,847)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------------
     Acquisition of fixed assets                                                     -                      -                  -
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                     70,000                      -             50,000
     Proceeds from revolving line of credit                                          -                      -                  -
     Proceeds from loans payable and warrants                                        -                105,000                  -
     Proceeds from notes payable                                                30,000                      -                  -
     Proceeds from contracts payable                                                 -                      -                  -
     Cash paid for debt issuance costs                                               -                      -                  -
     Proceeds from loans payable, officer-shareholder                                -                      -                  -
     Proceeds from exercise of stock options                                         -                  2,100                  -
     Proceeds from exercise of warrants                                         50,000                      -             50,000
     Proceeds from shareholders                                                      -                 11,619                  -
     Repayment of line of credit                                                     -                      -                  -
     Repayment of loans payable                                                      -                      -            (18,689)
     Repayment of notes payable                                                      -                      -                  -
     Repayment of contracts payable                                                  -                 (2,241)                 -
     Repayment from shareholder, net of unpaid interest                         15,176                 32,639                  -
     Loans to shareholders                                                     (10,697)                     -            (10,697)
     Cash paid for offering costs                                                                           -                  -
     Purchase of treasury stock                                                                             -                  -

-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      154,479                149,117             70,614
-----------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and equivalents                                    266                (46,545)           (18,233)

Cash and equivalents, beginning of period                                           13                 46,154             18,512

-----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                      $         279          $        (391)        $      279
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in
    connection with the issuance of convertible notes payable            $           -          $           -         $        -
===================================================================================================================================

  Conversion of notes payable to common stock                            $           -          $           -         $        -
===================================================================================================================================

  Non-cash compensation                                                  $      50,000          $       5,000         $   50,000
===================================================================================================================================

  Issuance of warrants connected to debt conversion                      $           -          $           -         $        -
===================================================================================================================================




                                                                                                 From inception on
                                                                          Three months ended      June 30, 1992 to
                                                                            March 31, 1999         March 31, 2000
                                                                     ------------------------------------------------
                                                                              (unaudited)           (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net loss                                                                    $     (120,324)      $  (15,458,792)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
     Depreciation                                                                    6,946               84,326
     Amortization of debt issuance costs                                                 -              138,168
     Amortization of loans payable discount                                          6,252               34,371
     Non-cash litigation settlement                                                      -               32,000
     Non-cash compensation                                                           5,000            4,693,481
     Non-cash payment for services rendered                                              -              134,219

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase) Decrease in Assets:
     Accounts receivable                                                                 -                  445
     Prepaid expenses                                                                    -               42,988
     Software development costs                                                          -             (124,110)
     Deposits                                                                            -                9,405

  Increase (Decrease) in Liabilities:
     Accounts payable and accrued expenses                                          66,245              491,159
     Deferred revenue                                                                    -            1,459,236

---------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                              (35,881)          (8,463,104)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------------
     Acquisition of fixed assets                                                         -             (142,697)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                              -            6,819,734
     Proceeds from revolving line of credit                                              -               50,000
     Proceeds from loans payable and warrants                                        5,000              939,276
     Proceeds from notes payable                                                         -            1,705,086
     Proceeds from contracts payable                                                     -              127,401
     Cash paid for debt issuance costs                                                   -             (210,757)
     Proceeds from loans payable, officer-shareholder                                    -               18,689
     Proceeds from exercise of stock options                                             -               84,638
     Proceeds from exercise of warrants                                                  -               51,074
     Proceeds from shareholders                                                        173               11,619
     Repayment of line of credit                                                         -              (50,000)
     Repayment of loans payable                                                          -             (442,089)
     Repayment of notes payable                                                          -              (11,456)
     Repayment of contracts payable                                                   (392)            (110,377)
     Repayment from shareholder, net of unpaid interest                             26,652               85,746
     Loans to shareholders                                                               -             (107,976)
     Cash paid for offering costs                                                        -             (304,528)
     Purchase of treasury stock                                                          -              (50,000)

---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           31,433            8,606,080
---------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and equivalents                                     (4,447)                 279

Cash and equivalents, beginning of period                                            4,056                    -

---------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                         $         (391)      $          279
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in
    connection with the issuance of convertible notes payable               $            -
================================================================================================

  Conversion of notes payable to common stock                               $            -
================================================================================================

  Non-cash compensation                                                     $        5,000
================================================================================================

  Issuance of warrants connected to debt conversion                         $            -
================================================================================================

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 2000

(1)  SUMMARY SIGNIFICANT ACCOUNTING POLICIES:

     INTERIM FINANCIAL STATEMENTS:

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Tomorrow's Morning, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 1999.

     NATURE OF BUSINESS:

          The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of March 31, 2000, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

          In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

     BASIS OF PRESENTATION:

          For the nine months ended March 31, 2000, the Company had negative cash flows from operations of $154,213 and incurred a net loss of $500,429. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner;
          (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        NINE MONTHS ENDED MARCH 31, 2000

(1)  SUMMARY SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     REVENUE RECOGNITION:

     Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.


(2)  NON-CASH TRANSACTIONS:

     During December 1999 the Company entered into a stipulated judgment to settle a lawsuit brought by its landlord for past due rent. The stipulated judgment provided for payment of $125,000 in cash and 20,000 shares of the Company's common stock. The common shares were issued on January 13, 2000.

     On January 13, 2000, in return for services rendered and liability on a personal guarantee of a Company obligation, the Company issued to Adam Linter (i) 500,000 shares of Common Stock and (ii) warrants to purchase another 500,000 shares for $0.10 per share until January 14, 2005.

     On February 8, 2000, the Company issued 5,000 shares of Common Stock to Steven Raft for accounting services.

     On February 22, 2000, the Company issued 700,000 shares of Common Stock to Peter Rettman, 500,000 of which were issued for $50,000 in cash pursuant to his exercise of previously granted warrants, and the balance of which were issued for an additional payment of $50,000 in cash.

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

     On May 14, 1999, the Company's landlord filed an action in Los Angeles County Superior Court, West District, against the Company and Adam Linter seeking $238,519 in connection with the Company's breach of its lease payment obligations. In December 1999, this action was settled by a stipulated judgment providing for payments of $125,000 in cash and 20,000 shares of the Company's common stock. $30,000 of this amount has subsequently been paid in cash and the shares issued to the landlord.

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


OVERVIEW: For the quarter ended March 31, 2000, the Company had no revenues and experienced a net loss of $197,738, as compared to no revenues and a net loss of $120,324 for the three months ended March 31, 1999. For the nine months ended March 31, 2000, revenues were also zero and the Company incurred a net loss of $500,429, as compared to revenues of $3,144 and a net loss of $463,176 for the nine months ended March 31, 1999. The Company continues to sustain substantial losses, which have resulted in suspension of publication of the Tomorrow's Morning newspaper (the "Newspaper"), the Company's only product to date. As a result, such losses threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP-TM- journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all-available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS:

THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999: Revenues for the quarter ended March 31, 2000 were zero, the same as for the three months ended March 31, 1999. Costs and expenses increased to $178,203 during the three months ended March 31, 2000, an approximately 87% change from $95,235 during the quarter ended March 31, 1999 primarily due to increased legal fees in connection with ongoing litigation and the preparation of filings with the Securities and Exchange Commission.

Total interest expense for the quarter ended March 31, 2000 was $19,686, as compared to $19,690 for the same three-month period in 1999. This reflects the interest due on the Company's fixed obligations and has not changed from the same period in the prior fiscal year.

For the three months ended March 31, 2000, the Company experienced a net loss of $197,738, an increase of approximately 64% from the $120,324 net loss incurred in the three months ended March 31, 1999. The change in net loss was primarily due to the factors described above with respect to costs and operating expenses.

NINE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999: Revenues for the nine months ended March 31, 2000 were zero, as compared to $3,144 for the nine months ended March 31, 1999. Costs and expenses increased to $441,997 during the nine months ended March 31, 2000; a change of 11% from $396,612 during the nine months ended March 31, 1999.

Total interest expense for the nine months ended March 31, 2000 was $59,062, as compared to $51,470 for the same nine-month period in 1999. This increase of approximately 16% was attributable to increased borrowing to satisfy existing fixed obligations.

For the nine months ended March 31, 2000, the Company experienced a net loss of $500,429, an increase of approximately 8% from the $463,176 net loss incurred in the nine months ended March 31, 1999. The change in net loss was primarily due to the factors described above with respect to legal fees and interest expense, partially offset by reduced costs in other areas.

LIQUIDITY AND CAPITAL RESOURCES: To date, the Company's primary capital needs have been to fund the development and growth of the Newspaper and the research and development of synergistic children's media products. Since inception, sales of the Newspaper and certain custom-published Newspaper inserts have been essentially the sole source of Company revenue. To the extent that sales of the Newspaper were directed at schools (which were the source of most subscriptions), such business was seasonal, with most sales taking place between September and June. Seasonality was not believed to be a factor with non-school sales.

As of March 31, 2000, the Company had current assets of approximately $115,000. As a result of its lack of working capital, the Company is currently unable to meet its financial obligations to its lenders and other creditors, including its landlord and the vendor that has printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1,000,000 through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will be available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

                                     PART II

OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

With respect to a previously reported action by Starbright Graphics, Inc., on April 3, 2000 the plaintiff was granted a summary judgment in the amount of $699,231.06 with respect to the Company. The plaintiff has taken no action to collect that judgment and the parties are in settlement negotiations with respect to that matter and the plaintiff's action against Adam Linter with respect to his alleged personal guarantee of the Company's obligations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c) On January 13, 2000, the Company issued 20,000 shares of Common Stock to its landlord as part of a previously reported stipulated judgment. Based on the landlord's access to Company information and investment sophistication, the issuance was made in reliance on the exemption in Section 4(2) of the Securities Act because no public offering was involved.

     On January 13, 2000, in return for services rendered and liability on a personal guarantee of a Company obligation, the Company issued to Adam Linter (i) 500,000 shares of Common Stock and (ii) warrants to purchase another 500,000 shares for $0.10 per share until January 14, 2005. Based on Mr. Linter's access to information as a Company officer and director and his level of investment sophistication, the shares and warrants were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

     On February 8, 2000, the Company issued 5,000 shares of Common Stock to Steven Raft for accounting services. Based on Mr. Raft's access to information as a former officer of the Company and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

     On February 22, 2000, the Company issued 700,000 shares of Common Stock to Peter Rettman, 500,000 of which were issued for $50,000 in cash pursuant to his exercise of previously granted warrants, and the balance of which were issued for an additional payment of $50,000 in cash. Based on Mr. Rettman's access to Company information and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is in default in its obligations to virtually all of its creditors. The Company is also in default as to the payment of principal and interest on a $125,000 loan from Wilmington Trust Company, Trustee for Andrea B. Currier, a $250,000 loan from Michael Fuchs and a $100,000 loan from Wolfgang Struss. Such defaults will continue until funds are obtained as described in Part I above.

ITEM 5. OTHER INFORMATION

     On February 10, 2000, the Company's 900,000 publicly traded Common Stock Purchase Warrants expired according to their terms. No warrants were exercised prior to their expiration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following Exhibit is attached hereto:


         EXHIBIT NO.                           DESCRIPTION

            27                             Financial Data Schedule


(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended March 31, 2000.




     SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TOMORROW'S MORNING, INC.


Dated: May 18, 2000                 By:  /s/    ADAM LINTER
                                        ---------------------------------------
                                         Adam Linter, President and Treasurer

         EXHIBIT INDEX




EXHIBIT NUMBER                     DESCRIPTION

     27                       Financial Data Schedule