Form 10KSB
period 2000-06-30
TOMORROWS MORNING INC
filed 2000-10-13
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


 (MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                    For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to_______

                         Commission file number: 0-29050

                            TOMORROW'S MORNING, INC.
                            ------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          CALIFORNIA                                             95-4379805
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

        269 SOUTH BEVERLY DRIVE, BEVERLY HILLS, CALIFORNIA   90212
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (310) 440-2778

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
       Title of Each Class      Name of Each Exchange On Which Registered
       -------------------      -----------------------------------------
                None                              None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           Common Stock, no par value
                           --------------------------
                                (TITLE OF CLASS)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes      [X]                No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year (ended June 30, 2000) were $-0-.

The aggregate market value of the 2,656,584 shares of common stock held by non-affiliates of the issuer, based upon the average bid and asked price of such stock on October 5, 2000, as reported by the OTC Bulletin Board, was approximately $913,000. While shares of Common Stock held by each officer, director and person who owns 5% or more of the outstanding Common Stock have been excluded from such calculation, such determination of affiliate status is not necessarily conclusive for other purposes. The number of outstanding shares of the issuer's Common Stock on October 5, 2000 was 5,095,372.

DOCUMENTS INCORPORATED BY REFERENCE                           NONE
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  [ ] YES    [X] NO

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

The Company was incorporated in California in June 1992. The Company's principal executive office is located at 269 South Beverly Drive, Beverly Hills, California 90212, and its telephone number is (310) 440-2778.

PRIOR AND DEVELOPING BUSINESS.

NEWSPAPER PUBLICATION. Due to a lack of funds, with the exception of two issues which were published in mid-May 1998, the Company stopped publishing the Newspaper in paper format on December 22, 1997, although electronic publication continued at the Company's Web site until March 14, 1998. Founded in 1992, the Newspaper was a weekly four-page, full-color home/school delivery newspaper published expressly for children between 8- and 14-years old. Recognizing what it believes to be a previously unaddressed niche, the Newspaper provided the news to its targeted audience in a unique fashion, at once serious and informative, fun, "cool" and irreverent. The Newspaper's unique "voice" and format have been well- received, and it has been the subject of articles in THE NEW YORK TIMES, LOS ANGELES TIMES, ROCKY MOUNTAIN NEWS, WASHINGTON POST, CLEVELAND PLAIN DEALER, CHILD, PARENTING, FAMILY LIFE, SCHOOL LIBRARY JOURNAL, THE DALLAS MORNING NEWS and John Naisbitt's TREND LETTER. It also received national recognition in the Columbia University MEDIA STUDIES JOURNAL, and its graphic format was cited in DESIGNING FOR CHILDREN, by Steven Heller, senior art director of THE NEW YORK TIMES. In addition, the "Kidstocks" section of the Newspaper received "Distinguished Achievement Awards" for 1996 and 1997 from the Educational Press Association of America, an independent association of some 2,500 educational periodicals and interested individuals that promotes the interests of educational communication. The Newspaper was also the winner of a 1996 "Parents' Choice Group Magazine Award" from PARENTS' CHOICE, a non-profit consumer guide which annually, through groups of parents, children, teachers, librarians, psychologists with advice from pediatricians, safety experts and others who care about children, selects the year's top children's toys, books, videos, computer programs, audios, magazines, TV programs and rock/pop music.

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

         BEATRICE D'IRUBE - Founder and Publisher of Le Journal des Enfants.

         GEORGE FOREMAN - World Heavyweight Champ, actor, children's rights advocate.

         HECTOR ELIZONDO - Actor, human rights activist.

>From time to time, the Newspaper has called upon members of the Advisory Board for counsel in their specific areas of expertise and experience.

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

Bloomberg Financial Markets, a leading financial news network and publisher ("Bloomberg"), sponsored the Newspaper's "Kidstocks" column in print and on-line, with reciprocal links between Bloomberg's and the Company's websites. The Newspaper also featured a special Internet column by Yahooligans!(TM), possibly the largest, most well-known and most-visited directory of children's resources on the World Wide Web, in both the print and on-line versions of the Newspaper.

At this time, the Company plans to resume publication of the Newspaper at such time, if any, as it obtains the necessary funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS IN DEVELOPMENT. The Company has been developing a CD-ROM journalism game called SCOOP(TM), an innovative learning system that will be interactive and synergistic with the Newspaper and the Company's other potential products, including on-line services, books and TV show(s). SCOOP(TM) calls upon its players to take on progressively more complex investigative reporting assignments, as they move up the ladder of an imaginary newspaper - from cub reporter to city desk to foreign bureau to Pulitzer Prize. The game is being created under the direction of Robit Hairman, who produced "The Brief History of Time" CD-ROM. Ben Bradlee, formerly Editor of THE WASHINGTON POST, plays the "Editor" in SCOOP(TM). Within a personal computer screen environment, players navigate, investigate, interview, conduct research and file stories using a natural language engine that will allow the players to "speak" with the characters. The game will run on either PC or Macintosh platforms, and is designed to interact via the Internet with the Company's website and server for research, content updates and publishing of stories. It is designed to be synergistic with the Newspaper in the sense that it will use the TOMORROW'S MORNING theme as its context, share content and formatting with the Newspaper, and will be aimed at the same audience. As of September 1, 1999, the game has been designed, most of the stories have been outlined (and some are largely complete), the "look and feel" has been created, 3-D environments have been developed, a demonstration program has been completed, original characters have been created and Ben Bradlee has been filmed in the "Editor" role. However, development of the game has been suspended until additional funds become available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Additional products and revenue-generating items may include follow-on CD-ROM/Internet games (eventually comprising a family of products based on the general approach of the first, but specializing in specific subject areas), books, additional TV shows (such as a specific "news to kids" show), sponsored one-minute interstitial news "flashes" televised between shows on Saturday mornings, licensing of "TOMORROW'S MORNING" characters, and a series of corporate-sponsored Newspaper inserts with varied distribution channels and target audiences. Based on an assessment of demand, the Company may also create a separate version of the Newspaper for the lower elementary age group (tentatively named "TOMORROW'S DAWN").

The foregoing notwithstanding, there can be no assurance that any additional products or services will be developed.

MARKETING STRATEGY. The Company has marketed the Newspaper through advertising, telemarketing and direct mail solicitations to school teachers in the upper elementary and middle school grades. It also markets to corporations and foundations with an interest in sponsoring distribution of the Newspaper to schools, and utilizes catalog agents for public library sales. For sales of home subscriptions, it has marketed through American Express credit card magazine offers, READER'S DIGEST school marketing programs, its website, and public relations and referrals. If and when publication resumes, the Company intends to continue to aggressively market the Newspaper to various target audiences through a number of means. The Company also may in the future launch targeted direct mail and telemarketing campaigns to venues where children gather, such as family-practice doctors' offices, orthodontists' and dentists' offices, pediatric wards, and after-school "day-care" programs. It may also in the future create differentiated "home" and "school" editions, with the home editions marketed via direct mail to targeted demographic areas, and home or school editions marketed to "home schoolers."

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

Competition among CD-ROM titles is intense, and involves many large, established companies. The technologies to (i) produce and distribute in a timely fashion high quality time-sensitive printed material using desktop publishing techniques and (ii) distribute and make graphic and text information accessible through speedy and universal on-line services, have allowed for CD-ROM games with links to interactive on-line, and on-screen, multimedia sources of content. While the Company believes that this will give its CD-ROM game(s) a distinct competitive advantage by being innovative as a learning system, with unique content, multimedia synergies and marketing programs, competition for shelf space is intense. As a result, there can be no guarantee that the Company's product(s) will be successful in gaining prominent and sufficient shelf space in the retail market.

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


ITEM 2. DESCRIPTION OF PROPERTY

Due to its lack of funds, the Company operates out of the home of its President. No rent is charged for that use. At such time, if ever, as the Company obtains sufficient funding, it is expected that it will lease office space in a suitable location in the Los Angeles area.

ITEM 3. LEGAL PROCEEDINGS

With respect to a previously reported action by Starbright Graphics, Inc., on April 3, 2000 the plaintiff was granted a summary judgement in the amount of $876,992 (including interest) with respect to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during fiscal
2000.

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

The following table sets forth the quarterly high and low bids for the Company's Common Stock since public trading began, with prices from March 17, 1997 to February 10, 1998 as reported by the Nasdaq SmallCap Market and since June 2, 1998 as reported by on the OTC Bulletin Board:

           FISCAL YEAR 1999                                HIGH *         LOW *
                                                           ----           ---
           First Quarter...............................   $1.5625       $0.5625
           Second Quarter..............................   $0.625        $0.125
           Third Quarter...............................   $0.1875       $0.125
           Fourth Quarter..............................   $0.125        $0.0625


           FISCAL YEAR 2000                                HIGH *         LOW *
                                                           ----           ---
           First Quarter...............................   $0.14          $0.04
           Second Quarter..............................   $0.0625        $0.04
           Third Quarter...............................   $0.625         $0.07
           Fourth Quarter .............................   $0.375         $0.0625

-----------------
      * These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS OF RECORD. As of June 30, 2000, there were 51 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES. On May 18, 2000, the Company issued options for 34,500 shares of Common Stock to James R. Rosbe, a Company director, as partial consideration for providing consulting services. The options have an exercise price of $0.1275 per share and are exercisable until May 17, 2002. Based on Mr. Rosbe's access to Company information and investment sophistication, the options were issued in reliance on the exemption provided in
Section 4(2) of the Securities Act of 1933 because no public offering was involved.

On May 18, 2000, the Company issued options for 44,500 shares of Common Stock to David S. Hamilton, Company counsel, as partial consideration for providing legal services. The options have an exercise price of $0.1275 per share and are exercisable until May 17, 2002. Based on Mr. Hamilton's access to Company information and investment sophistication, the options were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

On June 12, 2000, the Company issued 10,000 shares of Common Stock to Steven Raft for accounting services. Based on Mr. Raft's access to information as a former officer of the Company and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

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

OVERVIEW. From inception in June 1992 to June 30, 2000, the Company has incurred an aggregate of $15,759,868 in operating losses. For the fiscal year ended June 30, 2000, there were no revenues and the Company experienced a net loss of $801,504, as compared to revenues of $3,144 and a net loss of $604,930 for the fiscal year ended June 30, 1999. The Company continues to sustain substantial losses, which continue to threaten its ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner, (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Newspaper should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999. There were no revenues for the fiscal year ended June 30, 2000, compared to $3,144 for fiscal 1999. This decrease was the result of suspended operations throughout the fiscal year. Costs and expenses increased to $699,204 during the year ended June 30, 2000 from $512,234 for the year ended June 30, 1999. This approximately 36.5% change was due to interest assessed on a judgement related to printing expense. See "Item 3. Legal Proceedings."

Interest expense for fiscal 2000 was $76,225, as compared to $71,160 for fiscal 1999. This approximately 7.1% increase is attributable to increased borrowings.

For fiscal 2000, the Company experienced a net loss of $801,504, an approximately 32.5% increase from the $604,930 net loss sustained in fiscal 1999. This change in net loss was primarily due to the factors described above with respect to costs and expenses.

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

As of June 30, 2000, the Company had current assets of only $46,629. As a result of its lack of working capital, the Company has also been unable to meet its financial obligations to its lenders and other creditors, including its landlord and the vendor which has printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1 million in funds through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will become available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

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

ITEM 7.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                                     PAGE
                                                                          ----

      Independent Auditor's Report                                         11

      Balance Sheet                                                        12

      Statements of Operations                                             13

      Statement of Shareholders' Equity (Deficit)                          14

      Statements of Cash Flows                                             18

      Notes to Financial Statements                                        20

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Tomorrow's Morning, Inc.
Beverly Hills, California


We have audited the accompanying balance sheet of Tomorrow's Morning, Inc., (a development stage enterprise) as of June 30, 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of shareholders' equity for the period from inception to June 30, 1997 were audited by other auditors whose report dated August 25, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomorrow's Morning, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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





/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 5, 2000


                                   TOMORROW'S MORNING, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                BALANCE SHEET - JUNE 30, 2000



                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $      1,499
  Loan receivable, officer-shareholder                               12,059
  Software development costs                                         25,696
  Prepaid expenses                                                    7,375
                                                               -------------

          Total current assets                                                  $     46,629

Fixed assets, net of accumulated depreciation of $62,454                              51,868
                                                                                -------------

                                                                                $     98,497
                                                                                =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $  2,207,306
  Current maturities of contracts payable                            13,737
  Loans payable, related parties                                    589,298
                                                               -------------

          Total current liabilities                                             $  2,810,341

CONTRACTS PAYABLE, less current maturities                                             3,288

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                          -
  Common stock; no par value, 10,000,000 shares
    authorized, 5,095,372 shares issued and outstanding          13,044,736
  Deficit accumulated during development stage                  (15,759,868)
                                                               -------------

          Total shareholders' deficit                                             (2,715,132)
                                                                                -------------

                                                                                $     98,497
                                                                                =============



          See accompanying independent auditors' report and notes to financial statements.

                                      TOMORROW'S MORNING, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                      STATEMENTS OF OPERATIONS




                                                                          From inception on
                                           Year ended      Year ended     June 30, 1992 to
                                         June 30, 2000    June 30, 1999    June 30, 2000
                                         -------------    -------------    -------------

REVENUE:
  SUBSCRIPTIONS                          $          -     $      3,144     $    552,845

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                -              906        3,313,352
                                         -------------    -------------    -------------

GROSS MARGIN                                        -            2,238       (2,760,507)

OPERATING EXPENSES                            699,204          511,328        9,595,034

RESEARCH AND DEVELOPMENT                            -                -          840,376
                                         -------------    -------------    -------------

LOSS FROM OPERATIONS                         (699,204)        (509,090)     (13,195,917)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                   -                -       (2,026,204)
LEGAL SETTLEMENT                                    -                -          (30,000)
DEPRECIATION                                  (26,080)         (27,784)         (90,830)
OTHER EXPENSES, NET                                 -                -          (20,091)
INTEREST EXPENSE                              (76,225)         (71,160)        (460,864)
INTEREST INCOME                                   805            3,104           69,638
                                         -------------    -------------    -------------

LOSS BEFORE INCOME TAXES                     (800,704)        (604,930)     (15,754,268)

INCOME TAXES                                     (800)               -           (5,600)
                                         -------------    -------------    -------------

NET LOSS                                 $   (801,504)    $   (604,930)    $(15,759,868)
                                         =============    =============    =============

NET LOSS PER SHARE, basic and diluted    $       (.19)    $       (.18)
                                         =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                       4,126,714        3,296,701
                                         =============    =============





          See accompanying independent auditors' report and notes to financial statements.

                                                     TOMORROW'S MORNING, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                           Deficit
                                                                                                         accumulated
                                                                           Common stock                    during          Total
                                                     Common stock          subscriptions    Treasury     development   shareholders'
                                                Shares         Amount       receivable       stock           stage        deficit
                                             ------------   ------------   ------------   ------------   ------------   ------------
June 30, 1992 (date of inception) to
  June 30, 1993 capital contribution -
  compensation                                         -    $   100,000    $         -    $         -    $         -    $   100,000
Issuance of common stock                           9,080         25,000              -              -              -         25,000
Issuance of common stock                          90,800         50,000              -              -              -         50,000
Issuance of common stock                         406,330         78,900              -              -              -         78,900
Issuance of common stock                          46,762         50,000              -              -              -         50,000
Issuance of common stock                          17,252         75,000              -              -              -         75,000
Common stock subscribed                                -              -         50,000              -              -         50,000
Net loss for the year ended June 30,
  1993, as restated                                    -              -              -              -       (540,430)      (540,430)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1993                         570,224        378,900         50,000              -       (540,430)      (111,530)

Capital contribution - compensation                    -        100,000              -              -              -        100,000
Stock option compensation                              -        292,000              -              -              -        292,000
Capital contribution                                   -         51,100              -              -              -         51,100
Issuance of common stock                          17,252         50,000        (50,000)             -              -              -
Issuance of common stock                          34,958         50,000              -              -              -         50,000
Issuance of common stock                          38,136        110,000              -              -              -        110,000
Issuance of common stock                           1,816          7,500              -              -              -          7,500
Issuance of common stock                         145,280        275,000        (50,000)             -              -        225,000
Common stock repurchased and cancelled            (9,080)       (25,000)             -              -              -        (25,000)
Issuance of common stock based on
  anti-dilutive agreements                        35,866              -              -              -              -              -
Net loss for the year ended June 30,
  1994, as restated                                    -              -              -              -       (911,611)      (911,611)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1994                         834,452      1,289,500        (50,000)             -     (1,452,041)      (212,541)


                         See accompanying independent auditors' report and notes
to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT), CONTINUED
                                                                                                           Deficit
                                                                                                         accumulated
                                                                           Common stock                    during          Total
                                                     Common stock          subscriptions    Treasury     development   shareholders'
                                                Shares         Amount       receivable       stock           stage        deficit
                                             ------------   ------------   ------------   ------------   ------------   ------------
Capital contribution - compensation                    -        200,000              -              -              -        200,000
Common stock subscribed                                -              -        250,000              -              -        250,000
Issuance of common stock for services             45,400          2,000              -              -              -          2,000
Issuance of common stock                          61,290        125,000              -              -              -        125,000
Issuance of common stock                          15,890         50,000              -              -              -         50,000
Issuance of common stock                          11,804         50,000              -              -              -         50,000
Commitment to purchase common stock                    -              -              -        (65,000)             -        (65,000)
Net loss for the year ended June 30,
  1995, as restated                                    -              -              -              -     (1,015,040)    (1,015,040)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1995                         968,836      1,716,500        200,000        (65,000)    (2,467,081)      (615,581)

Capital contribution - compensation                    -        250,000              -             -               -        250,000
Stock option compensation                              -        751,290              -             -               -        751,290
Issuance of common stock                          49,032        200,000       (200,000)            -               -              -
Issuance of common stock                          54,026        216,703              -             -               -        216,703
Conversion of 6% convertible notes                45,400         91,500              -             -               -         91,500
Stock issuance costs                                   -        (37,193)             -             -               -        (37,193)
Common stock repurchased and cancelled           (90,800)       (50,000)             -        65,000         (15,000)             -
Debt issuance costs                                    -        130,000              -             -               -        130,000
Shareholder loans                                      -              -              -             -         (27,575)       (27,575)
Net loss for the year ended June 30,
  1996, as restated                                    -              -              -              -     (2,642,296)    (2,642,296)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1996                       1,026,494      3,268,800             -               -     (5,151,952)    (1,883,152)


                         See accompanying independent auditors' report and notes
to financial statements.

                                                     TOMORROW'S MORNING, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                      STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT), CONTINUED
                                                                                                           Deficit
                                                                                                         accumulated
                                                                           Common stock                    during          Total
                                                     Common stock          subscriptions    Treasury     development   shareholders'
                                                Shares         Amount       receivable       stock           stage        deficit
                                             ------------   ------------   ------------   ------------   ------------   ------------

Issuance of common stock                       1,167,277      5,347,724              -              -              -      5,347,724
Stock issuance costs                                   -       (304,528)             -              -              -       (304,528)
Conversion of 6% convertible notes               105,144        262,500              -              -              -        262,500
Conversion of 7% convertible notes               432,083      1,080,207              -              -              -      1,080,207
Debt issuance costs                                    -       (202,589)             -              -              -       (202,589)
Capital contribution - compensation                    -        166,667              -              -              -        166,667
Shareholder loans                                      -              -              -              -        (69,377)       (69,377)
Stock option compensation                              -        733,400              -              -              -        733,400
Issuance of common stock for services             55,000        132,500              -              -              -        132,500
Net loss for the year ended June 30, 1997              -              -              -              -     (2,955,679)    (2,955,679)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1997                       2,785,998     10,484,681              -              -     (8,177,008)     2,307,673

Stock option compensation                              -      1,935,374              -              -              -      1,935,374
Repayments - shareholder loans                         -              -              -              -          7,227          7,227
Reclassification - shareholder loans                   -              -              -              -         89,725         89,725
Stock issued - settlement of litigation            5,000         30,000              -              -              -         30,000
Stock options exercised                          229,374        190,289              -              -              -        190,289
Stock warrants sold                                    -          1,073              -              -              -          1,073
Shares issued upon conversion of debt            190,000        190,000              -              -              -        190,000
Warrants issued in convection with debt                -         18,750              -              -              -         18,750
Net loss for the year ended June 30, 1998              -              -              -              -     (6,273,378)    (6,273,378)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1998                       3,210,372     12,850,167              -              -    (14,353,434)    (1,503,267)

Shares issued in connection with debt            100,000         12,500              -              -              -         12,500
Shares issued in exchange for rent                40,000          5,000              -              -              -          5,000
Stock options exercised                           10,000          2,100              -              -              -          2,100
Net loss for the year ended June 30, 1999              -              -              -              -       (604,930)      (604,930)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1999                       3,360,372     12,869,767              -               -   (14,958,364)    (2,088,597)

                         See accompanying independent auditors' report and notes
to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT), CONTINUED


                                                                                                           Deficit
                                                                                                         accumulated
                                                                           Common stock                    during          Total
                                                     Common stock          subscriptions    Treasury     development   shareholders'
                                                Shares         Amount       receivable       stock           stage        deficit
                                             ------------   ------------   ------------   ------------   ------------   ------------
Issuance of common stock                         500,000         20,000              -              -              -         20,000
Shares issued as bonus                           500,000         50,000              -              -              -         50,000
Issuance of common stock                         700,000        100,000              -              -              -        100,000
Shares issued in exchange for services             5,000          1,719              -              -              -          1,719
Shares issued in exchange for rent                20,000          2,000              -              -              -          2,000
Shares issued in exchange for services            10,000          1,250              -              -              -          1,250
Net loss for the year ended June 30, 2000              -              -              -              -       (801,504)      (801,504)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2000                       5,095,372    $13,044,736              -              -    (15,759,868)   $(2,715,132)
                                             ============  =============   ============   ============   ============   ============




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

                                                TOMORROW'S MORNING, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF CASH FLOWS

                                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                  From inception on
                                                                   Year ended       Year ended     June 30, 1992 to
                                                                  June 30, 2000    June 30, 1999    June 30, 2000
                                                                  -------------    -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                        $   (801,504)    $   (604,930)    $(15,759,868)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                      26,080           27,784           90,830
      Amortization of debt issuance costs                                    -                -          138,168
      Amortization of loans payable discount                             6,248           21,355           31,249
      Non-cash litigation settlement                                     2,000                -           32,000
      Non-cash compensation                                             50,000            5,000        4,693,481
      Non-cash payment for services rendered                             2,969                -          135,469

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                   -              445               445
      Prepaid expenses                                                   1,648           42,587           43,790
      Software development costs                                        70,171                -          (53,939)
      Deposits                                                          32,772                -            9,405

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                            457,985          294,175          719,296
      Deferred revenue                                                       -                -        1,459,238
                                                                  -------------    -------------    -------------

          Net cash used for operating activities                      (151,631)        (213,584)      (8,460,436)
                                                                  -------------    -------------    -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES -
  acquisition of fixed assets                                                -                -         (142,697)
                                                                  -------------    -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                70,000                -        6,819,734
  Proceeds from revolving line of credit                                     -                -           50,000
  Proceeds from loans and warrants                                      30,000          110,000          939,276
  Proceeds from notes payable                                                -                -        1,705,086
  Proceeds from contracts payable                                            -                -          127,401
  Cash paid for debt issuance costs                                          -                -         (210,757)
  Proceeds from exercise of stock options                                    -            2,100           84,638
  Proceeds from exercise of warrants                                    50,000                -           51,074
  proceeds from shareholders                                                 -                -           11,619
  Repayment of revolving line of credit                                      -                -          (50,000)
  Repayments from shareholder, net of unpaid interest                   15,176           57,584           85,333
  Repayment of loans payable                                                 -                -         (423,400)
  Repayment of notes payable                                                 -                -          (11,456)
  Repayment of contracts payable                                             -           (2,241)        (110,377)
  Loans payable shareholders                                                 -                -          (96,952)
  Loans to shareholders                                                (12,059)               -          (12,059)
  Cash paid for offering costs                                               -                -         (304,528)
  Purchase of treasury stock                                                 -                -          (50,000)
                                                                  -------------    -------------    -------------

          Net cash provided by financing activities                    153,117          167,443        8,604,632
                                                                  -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                          1,486          (46,141)           1,499
CASH, beginning of year                                                     13           46,154                -
                                                                  -------------    -------------    -------------

CASH, end of year                                                 $      1,499     $         13     $      1,499
                                                                  =============    =============    =============


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

                                                TOMORROW'S MORNING, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENTS OF CASH FLOWS (CONTINUED)

                                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                  From inception on
                                                                   Year ended       Year ended     June 30, 1992 to
                                                                  June 30, 2000    June 30, 1999    June 30, 2000
                                                                  -------------    -------------    -------------

Supplemental disclosure of cash flow information -
  income taxes paid                                               $        800     $          -     $      5,600
                                                                  =============    =============    =============
Supplemental disclosure of non-cash financing activities:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable                $          -     $          -     $    (72,589)
                                                                  =============    =============    =============
  Conversion of notes payable to common stock                     $          -     $          -     $  1,532,707
                                                                  =============    =============    =============
  Non-cash compensation                                           $     54,969     $      5,000     $  2,103,093
                                                                  =============    =============    =============
  Issuance of warrants connected to debt conversion               $          -     $          -     $     18,750
                                                                  =============    =============    =============




                    See accompanying independent auditors' report and notes to financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                            YEAR ENDED JUNE 30, 2000




(1)      SUMMARY SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of June 30, 2000, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

                  For the years ended June 30, 2000 and June 30, 1999, the Company had negative cash flows from operations of $151,631 and $213,584, respectively, and incurred a net loss of $801,504 and $604,930, respectively. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

         REVENUE RECOGNITION:

                  Subscription sales are recorded as deferred revenue at the time of sale. Revenues from subscriptions are recognized ratably over the subscription period as newspapers are delivered. Deferred revenue represents unfulfilled subscription sales at period-end.

         ADVERTISING:

                  The Company expenses the costs of all general advertising in the period incurred. There was no advertising expense for the years ended June 30, 2000 and 1999.




See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 2000




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

         NET LOSS PER SHARE:

                  The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of loss per share for the years ended June 30, 2000 and June 30, 1999, because the effect would be anti-dilutive.

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

                            YEAR ENDED JUNE 30, 2000




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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

                  In June 1998, the United States Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.




See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 2000




(2)      LOANS PAYABLE, RELATED PARTIES:

         A summary is as follows:

               Unsecured demand loans with no stated
                 interest, due to related parties                 $     114,298
               Note payable, shareholder, due September
                 9, 1998 with stated interest at 10% per
                 annum, 15% per annum as note is in default             125,000
               Note payable, shareholder due December 24,
                 1998, with stated interest at 10% per
                 annum, 15% per annum as note is in default.            250,000
               Note payable, net of discount - shareholder,
                 due December 14, 1999, with interest at
                 10% per annum, 15% per annum as note is
                 in default; convertible at noteholder's
                 option, at a conversion rate of $2 per share.          100,000
                                                                  --------------

                                                                  $     589,298
                                                                  ==============

(3)      CONTRACTS PAYABLE:

         The Company has entered into lease contracts to purchase office equipment and a telephone system. The contracts provide for a fair-market-value purchase at the end of the lease terms. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the Company has capitalized the cost of the equipment.

         Lease commitments for capital leases with remaining terms of more than one year at June 30, 2000 are as follows:

               Year ending June 30,
                   2001                                           $      13,737
                   2002                                                   3,287
                                                                  --------------

                                                                  $      17,024
                                                                  ==============



See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 2000




(4)      COMMITMENTS AND CONTINGENCIES:

         Leases
         ------

         Rent expense, including additional costs per the leases, for the years ended June 30, 2000 and June 30, 1999 was $86,553 and $109,972,
         respectively, and $432,639 for the period from inception through June 30, 2000.

         Software Development Agreement
         ------------------------------

         During the year ended June 30, 1996, the Company entered into a software development agreement for the development of a CD-ROM journalism game called "SCOOP(TM)". Pursuant to the agreement, the budgeted costs to develop the CD-ROM game shall not exceed $1,210,000; through June 30, 2000, expenditures for "SCOOP(TM)" were approximately $908,000.

         Legal Proceedings
         -----------------

         On August 17, 1998, the Company received a notice of levy from the Internal Revenue Service as to $30,761 for back taxes. Upon receipt of the notice, the Company contacted that agency and negotiated a payment plan. As of June 30, 2000, the Company had made payments totaling $15,000 toward the amount owed. The balance was subsequently paid in full.

         On December 17, 1998, Starbright Graphics, Inc. filed an action against the Company in the Superior Court of New Jersey Law Division, Middlesex County, seeking $699,231, included in accounts payable, for services rendered in connection with the printing and distribution of the newspaper. This action was dismissed in New Jersey by stipulation without prejudice on March 23, 1999, and filed in Los Angeles County Superior Court for breach of contract on July 13, 1999. On April 5, 2000, the plaintiff was granted a summary judgment in the full amount of the claim with respect to the Company. The total amount of the judgment is $876,992, which includes the principal sum of $699,231, together with prejudgment interest thereon at the legal rate of 10% per annum. The full judgment is included in accounts payable and accrued expenses, with the interest charged to operating expenses.

         On March 10, 1999, Peter Li, Inc. filed an action against the Company in Los Angeles County Superior Court seeking $33,711 in damages for breach of contract in connection with services provided to the Company. The plaintiff was granted a judgment in that amount, which is included in accounts payable and accrued expenses at June 30, 2000.

         On May 14, 1999, the Company's landlord filed an action in Los Angeles County Superior Court, West District, against the Company and Adam Linter, the Chief Executive Officer, seeking $238,519 in connection with the Company's breach of its lease payment obligations. In December 1999, this action was settled by a stipulated judgment providing for payments of $125,000 in cash and 20,000 shares of the Company's common stock, which were issued in January 2000. At June 30, 2000, $51,769 of the total amount of the judgment has been paid, with the balance due included in accounts payable and accrued expenses.




See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 2000



(5)      COMMON STOCK, STOCK OPTIONS AND WARRANTS:

         On May 15, 1996, the Company adopted a Non-Qualified Stock Option Plan ("the Plan"). The aggregate number of shares of common stock to be delivered upon the exercise of all options granted under the Plan was increased from a maximum of 100,000 to 500,000 shares. During the year ended June 30, 2000, 69,000 options had been granted under the Plan. During the year ended June 30, 1999, no options had been granted under the Plan. At June 30, 2000, options that had been granted under the Plan totaled 100,000.

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

         The following table summarizes information about options outstanding at June 30, 2000 and June 30, 1999:

                                                                        Weighted
                                                                   average        Number of         Date
                                                    Total         exercise        options          options
                                                   options          price        exercisable       expire
                                                ------------    ------------    ------------    ------------
              Options outstanding at
                June 30, 1998                       987,198            0.76         987,198
                                                ============

              1999:
                  Exercised                         (10,000)         0.2125               -
                  Expired                           (83,266)              -               -
                                                ------------

              Balance at June 30, 1999              893,932            0.68         893,932
                                                ============                    ============

              2000:
                  Granted                            44,500          0.1275               -
                  Expired                           (41,391)              -               -
                                                ------------
                                                                                                   Through
              Balance at June 30, 2000              897,041            0.70          897,041    May 17, 2002
                                                ============    ============    ============


         The Company has elected, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation"' to account for its stock compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Proforma information regarding the effect on operations required by SFAS 123 is not as presented due to the number of shares and the value of the underlying stock, any differences would be immaterial. There were 44,500 options granted to employees in the year ended June 30, 2000 and no options granted in the year ended 1999.

         In connection with financing raised during the year ended June 30, 2000, the Company sold 500,000 warrants exercisable at $0.10 per share through December 2004.



See accompanying independent auditors' report.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            YEAR ENDED JUNE 30, 2000




(6)      INCOME TAXES:

         The Company had deferred tax assets of approximately $4,962,000 and $4,382,000 as of June 30, 2000 and June 30, 1999, respectively, which have been offset by 100% valuation allowances of $4,962,000 and $4,382,000, respectively. The deferred tax assets are primarily due to the Company's federal and state net operating loss (NOL's) carryforwards available to offset future taxable income, if any, of approximately $10,980,000, which expires in years up to 2020. However, ultimate utilization of these NOL's is dependent on future taxable income of the Company, subject to certain limitations, as defined under
         Section 382 of the Internal Revenue Code.


(7)      RELATED PARTY TRANSACTIONS:

         The printer used by the Company also has an equity interest in the Company. As a result of the judgment against the Company (see Note 4), an expense of approximately $178,000 related to this party was recognized in the year ended June 30, 2000. There was no expense incurred during the year ended June 30, 1999, and approximately $2,414,000 for the period from inception through June 30, 2000. At June 30, 2000 and 1999, amounts payable to the printer were approximately $877,000 and $699,000, respectively.

         Alan G. Dunn, a director, has previously loaned money to the Company, with the maximum amount at any one time being approximately $102,800. As a result of repayments, the Company's indebtedness to Mr. Dunn is now approximately $72,800.




See accompanying independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None, except as previously reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS. The officers and directors of the Company and their ages as of October 5, 2000, are as follows:

                NAME                  AGE          CORPORATE POSITIONS HELD (1)
                ----                  ---          ------------------------
               Adam Linter             54          Chairman of the Board,
                                                   President, Treasurer and
                                                   Secretary

               James R. Rosbe          51          Director

               Rick Nicita (2)         54          Director

               Alan G. Dunn (2)        44          Director

----------
(1) Directors are elected for a term that expires at the Company's next annual shareholders' meeting.
(2) These persons are the Company's independent directors. An "independent director" is a director who is not an officer or employee of the Company and who does not have any relationship with the Company which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Within the past five years (1) no petition under the federal Bankruptcy Act or any state insolvency law has been filed by or against any executive officer or director of the Company, and no receiver, fiscal agent or similar officer has been appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the two years before the time of such filing or appointment, or any corporation or business association of which any such person was an executive officer at or within two years before the time of such filing or appointment, (2) no director or executive officer of the Company has been convicted in a criminal proceeding (excluding traffic violations and other minor offenses), (3) no order, judgement or decree has been issued enjoining, barring, suspending or otherwise limiting the involvement of any executive officer or director of the Company in any type of business, securities or banking activity and (4) no director or executive officer of the Company has been found to have violated a federal or state securities or commodities law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. In June 2000, Adam Linter filed a Form 4 for the month of January 2000 reporting his acquisition of 500,000 shares of Common Stock and warrants to purchase another 500,000 shares of Common Stock in non-cash private transactions.

On December 15, 1999, Peter Rettman acquired shares of Common Stock and warrants sufficient to give him beneficial ownership of more than 10% of the Company's Stock. On February 22, 2000, Mr. Rettman exercised those warrants in full and purchased an additional 200,000 shares of the Company's Common Stock. See "Item
12. Certain Relationships and Related Transactions." It is not known whether Mr. Rettman filed a Form 3 or Form 4, respectively, in connection with those transactions.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION. Adam Linter has served as the Company's President (Chief Executive Officer) since its inception. Except as shown below, no executive officer of the Company received compensation in excess of $100,000 during fiscal 2000.


SUMMARY COMPENSATION TABLE:

                                                                                             Long-Term
                                                                                             Compensation
                                                                                             ------------
                                                                                             Securities
Name and Principal                                                Other Annual               Underlying
Position                       Year      Salary        Bonus      Compensation(1)    Options/warrants
--------------------------     ----      ------        -----      ------------       ----------------

Adam Linter, President         2000    $250,000(2)     $ -0-         $8,750(3)       500,000 shares
                               1999    $250,000(2)     $ -0-         $8,750(3)           -0-
                               1998    $250,000(2)     $ -0-         $8,750(3)           -0-

--------------------

         (1) The compensation described in this table does not include medical insurance and other benefits received by Mr. Linter which are available generally to all employees of the Company and certain perquisites and other personal benefits received by Mr. Linter the value of which did not exceed 10% of his cash compensation in the table.
         (2) Of this amount, $250,000 was accrued but unpaid in fiscal 2000 and 1999 and $104,167 was accrued but unpaid in fiscal 1998.
         (3) Consists of a $730 per month car allowance which was accrued but unpaid in its entirety in fiscal 2000 and 1999 and accrued but unpaid as to $3,650 in fiscal 1998.

The following table provides information concerning stock options and warrants granted to Mr. Linter during the year ended June 30, 2000:

                Number of                  Percent of
                Securities                 Options or Warrants
                Underlying                 Granted to Employees           Exercise         Expiration
   Name         Options and Warrants       in Fiscal Year                 Price ($/Sh)     Date
   ----         -----------------------    ---------------------------    ------------     -------------
Adam Linter        500,000                              100%                  $0.10           1/14/05


As to Mr. Linter, the following table sets forth the number and value of vested and unvested options and warrants held as of June 30, 2000.

                                               Number of Securities            Value of Unexercised
                                               Underlying Unexercised          In-the-Money Options
                                               OPTIONS AND WARRANTS            AND WARRANTS
                                               -------------------------       ------------------------
                Shares
                Acquired          Value
Name            On Exercise       Realized     Exercisable Unexercisable      Exercisable Unexercisable
----            -----------       --------     ----------- -------------      ----------- -------------
Adam Linter         -0-              N/A         781,113        -0-             $75,000         -0-


STOCK OPTION PLAN. The Company's Non-Qualified Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders on May 15, 1996 and amended on May 18, 2000. Under the Option Plan (which is administered by the Company's Compensation Committee), all officers and directors of the Company, as well as employees and consultants of the Company and any subsidiaries, are eligible to be selected to participate. The purpose of the Option Plan is to promote the interests of the Company by providing participants with an inducement to maintain their status with the Company or a subsidiary and to further advance the interests of the Company. Options are granted in consideration of things such as past and potential future contributions to the Company.

As of June 30, 2000, options as to 100,000 shares have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 500,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

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

DIRECTOR COMPENSATION. At this time, the Company does not contemplate paying fees to its directors for their services solely as directors, although they are eligible for options under the Company's Option Plan. See "Stock Option Plan" above. It will be the policy of the Company to reimburse directors for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of October 5, 2000 as to (i) each person or entity who is known by the Company to own beneficially more than five percent of the Company's Common Stock (the Company's only class of voting stock), (ii) Adam Linter, the only executive officer named above in "Item 10. Executive Compensation," (iii) the Company's directors and (iv) all directors and executive officers as a group.

                                             Number of Shares
Name                                        Beneficially Owned(1)       Percentage(2)
----                                        ------------------          ----------
Peter Rettman (3)                               1,200,000                  23.6%
Michael Fuchs(4)                                  375,000(5)                6.9%
Adam Linter(6)                                  1,845,803(7)               31.5%
James R. Rosbe(8)                                  70,820(9)                1.4%
Rick Nicita(10)                                    95,138                   1.9%
Alan G. Dunn(11)                                   34,958(12)               0.7%
All directors and executive
 officers as a group (four persons)(13)         2,046,719                  34.7%


--------------------
         (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are exercisable on or before December 31, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
         (2) Based on 5,095,372 shares of Common Stock outstanding, excluding (except as reflected in footnotes (5), (7)) and
                  (9)), 1,190,613 shares of Common Stock issuable upon the conversion of a promissory note and exercise of outstanding options and warrants, 375,000 of which are held by Michael Fuchs, 781,113 of which are held by Adam Linter, and 34,500 of which are held by James R. Rosbe.
         (3)      Address is 1001 Fourth Avenue, Suite 2200, Seattle, Washington
                  98154.
         (4)      Address is 9 West 57th Street, Suite 4220, New York, New York
                  10019.
         (5) Includes 250,000 shares obtainable upon the exercise of warrants and 125,000 shares obtainable upon the conversion of a promissory note.
         (6)      Address is 125 South Barrington Place, Los Angeles, California
                  90049.
         (7) Includes 781,113 shares of Common Stock presently obtainable through the exercise of warrants and options.
         (8)      Address is 3364 Tacoma Circle, Ann Arbor, Michigan 48108.
         (9) Includes 34,500 shares of Common Stock obtainable through the exercise of options.
         (10)     Address is 9830 Wilshire Boulevard, Beverly Hills, California
                  90212.
         (11)     Address is 4041 Morningstar, Huntington Beach, California
                  92649.
         (12) All shares are held in the Dunn Family Trust. Mr. Dunn and Jan Dunn are trustees with shared voting power with respect to such shares.
         (13)     Consists of Adam Linter, James R. Rosbe, Rick Nicita and Alan
                  G. Dunn. See footnotes (7), (9) and (12).

Except as listed above, there is no shareholder who is known to the Company to beneficially own more than 5% of the Company's Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 2000, Adam Linter owed a total of $12,059 to the Company. Such amount is unsecured and is repayable upon demand.

Rick Nicita, a director, is the Co-Chairman of Creative Artists Agency, a talent agency the Company was a client of during the fiscal year ended June 30, 2000 and continues to be a client of in the current fiscal year.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS. The following exhibits are filed as part of this report:

EXHIBIT                        DESCRIPTION
-------                        -----------
3.1           Articles of Incorporation of the Registrant, as amended (1)
3.2           Amendment to Articles of Incorporation (1)
3.3           Amended and Restated Bylaws of the Registrant (1)
4.1           Form of Warrant Agreement and Certificate (1)
4.2           Form of Managing Placement Agent's Warrant (1)
4.3           Form of Warrant issued to Michael Fuchs (3)
4.4           Form of Warrant issued to Peter Rettman (4)
4.5           Form of Warrant issued to Adam Linter
10.1          Employment Agreement between the Registrant and Adam Linter (1)
10.2          Non-Qualified Stock Option Plan (1)
10.3          Form of Stock Option Agreement (1)
10.4          Software Development Agreement between the Registrant and Robit
              Hairman (1)
10.5          Amendment to Stock Option Agreement appearing below as Exhibit
              10.11 (1)
10.6          Stock Option Agreement dated as of April 14, 1995 between the
              Registrant and Kristan Altimus (1)
10.7          Stock Option Agreement dated as of April 14, 1995 between the
              Registrant and Adam Linter (1)
10.8          Stock Option Agreement dated as of April 14, 1995 between the
              Registrant and S-M Investments (1)
10.9          Stock Option Agreement dated as of April 18, 1994 between the
              Registrant and S-M Investments (1)
10.10         Stock Option Agreement dated as of April 18, 1994 between the
              Registrant and S-M Investments (1)
10.11         Stock Option Agreement dated as of June 30, 1993 between the
              Registrant and Jim Rosbe (1)
10.12         Stock Option Agreement dated as of October 5, 1994 between the
              Registrant and Michael Weinstock (as amended January 31, 1996) (1)
10.13         Stock Option Agreement dated as of May 15, 1996 between the
              Registrant and S-M Investments (1)
10.14         Stock Option Agreement dated as of May 15, 1996 between the
              Registrant and Adam Linter (1)
10.15         Form of Indemnification Agreement for directors and officers (1)
10.16         Warrant Agreement and Certificate issued to J.E. Liss & Company,
              Inc. on November 12, 1996 (1)
10.17         Stock Option Agreement dated as of December 1, 1995 between the
              Registrant and Philip Brodie, as amended (1)
10.18         Stock Purchase Agreement between the Registrant and Starbright
              Graphics, Inc. dated as of January 1, 1993 (1)
10.19         Amendment to Stock Option Agreement dated as of April 18, 1997 between the Registrant and Adam Linter (3)
10.20         Second Amendment to Stock Option Agreement dated as of November 3,
              1997 between the Registrant and Adam Linter (2)
10.21         Convertible Promissory Note dated June 25, 1998 by the Registrant in favor of Michael Fuchs (3)
10.22         Agreement for Purchase and Sale of Stock dated December 14, 1998 between the Registrant and Wolfgang Struss (5)
10.23         Negotiable Promissory Note dated December 14, 1998 by the
              Registrant in favor of Wolfgang Struss (5)
10.24         First Amendment to Non-Qualified Stock Option Plan
24            Power of Attorney
27            Financial Data Schedule

-----------------

(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.
(2) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1997 (File No. 0-29050).
(3) Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 0-29050)
(4) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1999 (File No. 0-29050)
(5) Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-29050)

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the fiscal year ended June 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 13th day of October, 2000.


TOMORROW'S MORNING, INC.

By: /S/ ADAM LINTER
    -----------------------------------
   Adam Linter, President and Treasurer
   (Principal Executive Officer and Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                          DATE

/S/ ADAM LINTER                  Chairman of the Board,
------------------------         President, Treasurer and
 Adam Linter                     Secretary                      October 13, 2000



* JAMES R. ROSBE                 Director                       October 13, 2000
------------------------
James R. Rosbe

* RICK NICITA                    Director                       October 13, 2000
------------------------
Rick Nicita

* ALAN G. DUNN                   Director                       October 13, 2000
------------------------
Alan G. Dunn

* By:   /S/ ADAM LINTER
       -----------------
        Adam Linter
       (Attorney-In-Fact)


                                  EXHIBIT INDEX

Exhibit
Number                         Description
------                         -----------
3.1                  Articles of Incorporation of the Registrant, as amended                                    *
3.2                  Amendment to Articles of Incorporation                                                     *
3.3                  Amended and Restated Bylaws of the Registrant                                              *
4.1                  Form of Warrant Agreement and Certificate                                                  *
4.2                  Form of Managing Placement Agent's Warrant                                                 *
4.3                  Form of Warrant issued to Michael Fuchs                                                    ***
4.4                  Form of Warrant issued to Peter Rettman                                                    ****
4.5                  Form of Warrant issued to Adam Linter
10.1                 Employment Agreement between the Registrant and Adam Linter                                *
10.2                 Non-Qualified Stock Option Plan                                                            *
10.3                 Form of Stock Option Agreement                                                             *
10.4                 Software Development Agreement between the Registrant and Robit Hairman                    *
10.5                 Amendment to Stock Option Agreement appearing below as Exhibit 10.11                       *
10.6                 Stock Option Agreement dated as of April 14, 1995 between the Registrant
                     and Kristan Altimus                                                                        *
10.7                 Stock Option Agreement dated as of April 14, 1995 between the Registrant
                     and Adam Linter                                                                            *
10.8                 Stock Option Agreement dated as of April 14, 1995 between the Registrant
                     and S-M Investments                                                                        *
10.9                 Stock Option Agreement dated as of April 18, 1994 between the Registrant
                     and S-M Investments                                                                        *
10.10                Stock Option Agreement dated as of April 18, 1994 between the Registrant
                     and S-M Investments                                                                        *
10.11                Stock Option Agreement dated as of June 30, 1993 between the Registrant
                     and Jim Rosbe                                                                              *
10.12                Stock Option Agreement dated as of October 5, 1994 between the Registrant
                     and Michael Weinstock (as amended January 31, 1996)                                        *
10.13                Stock Option Agreement dated as of May 15, 1996 between the Registrant
                     and S-M Investments                                                                        *
10.14                Stock Option Agreement dated as of May 15, 1996 between the Registrant
                     and Adam Linter                                                                            *
10.15                Form of Indemnification Agreement for directors and officers                               *
10.16                Warrant Agreement and Certificate issued to J.E. Liss & Company, Inc. on
                     November 12, 1996                                                                          *
10.17                Stock Option Agreement dated as of December 1, 1995 between the Registrant
                     and Philip Brodie, as amended                                                              *
10.18                Stock Purchase Agreement between the Registrant and Starbright Graphics, Inc.
                     dated as of January 1, 1993                                                                *
10.19                Amendment to Stock Option Agreement dated as of April 18, 1997 between
                     the Registrant and Adam Linter                                                             ***
10.20                Second Amendment to Stock Option Agreement dated as of November 3, 1997
                     between the Registrant and Adam Linter                                                     **
10.21                Convertible Promissory Note dated June 25, 1998 by the Registrant in favor of
                     Michael Fuchs                                                                              ***
10.22                Agreement for the Purchase and Sale of Stock dated December 14, 1998 between
                     the Registrant and Wolfgang Struss                                                         *****
10.23                Negotiable Promissory Note dated December 14, 1998 by the Registrant in favor
                     of Wolfgang Struss                                                                         *****
10.24                First Amendment to Non-Qualified Stock Option Plan
24                   Power of Attorney
27                   Financial Data Schedule


*        Incorporated by reference to Registration Statement on Form SB-2 (No.
         333-4792-LA). Exhibit numbers from that Registration Statement are retained, where applicable.
** Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1997 (File No. 0-29050).
*** Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 0-29050).
**** Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1999 (File No. 0-29050).
***** Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-29050).