Form 10QSB
period 2000-09-30
TOMORROWS MORNING INC
filed 2000-12-01
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 2000
OR


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


Number of shares of common stock outstanding at October 31, 2000: 5,095,372

Transitional Small Business Disclosure Format (CHECK ONE) :   Yes [ ]    No [X]

                                     PART I
                              FINANCIAL INFORMATION




                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $            94
  Software development costs                                           25,696
  Prepaid expenses                                                      7,375
                                                              ----------------

          Total current assets                                                    $       33,165

FIXED ASSETS, net of accumulated depreciation of $97,334                                  45,363
                                                                                  ---------------

                                                                                  $       78,528
                                                                                  ===============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $     2,277,277
  Current maturities of contracts payable                              13,737
  Loans payable, related parties                                      592,420
  Loans payable, officer-shareholder                                    2,932
                                                              ----------------

          Total current liabilities                                               $    2,886,366

CONTRACTS PAYABLE, less current maturities                                                 3,288

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                            -
  Common stock; no par value, 10,000,000 shares
    authorized, 5,095,372 shares issued and outstanding            13,044,736
  Deficit accumulated during development stage                    (15,855,862)
                                                              ----------------

          Total shareholders' deficit                                                 (2,811,126)
                                                                                  ---------------

                                                                                  $       78,528
                                                                                  ===============

See accompanying notes to unaudited financial statements.


                                           TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF OPERATIONS

                                                                                                        From inception on
                                                     Three months ended       Three months ended        June 30, 1992 to
                                                     September 30, 2000       September 30, 1999       September 30, 2000
                                                     ------------------       ------------------       ------------------
                                                         (unaudited)              (unaudited)              (unaudited)
REVENUE:
  SUBSCRIPTIONS                                       $            -           $            -           $      552,845

  EDITORIAL, PRODUCTION AND
   DISTRIBUTION COST                                               -                        -                3,313,352
                                                      ---------------          ---------------          ---------------

GROSS MARGIN                                                       -                        -               (2,760,507)

OPERATING EXPENSES                                            69,803                  123,684                9,664,837

RESEARCH AND DEVELOPMENT                                           -                        -                  840,376
                                                      ---------------          ---------------          ---------------

LOSS FROM OPERATIONS                                         (69,803)                (123,684)             (13,265,720)

NONCASH OPTION COMPENSATION AND
  CONSULTING FEES                                                  -                        -               (2,026,204)
LEGAL SETTLEMENT                                                   -                        -                  (30,000)
DEPRECIATION                                                  (6,505)                       -                  (97,334)
OTHER EXPENSES, NET                                                -                        -                  (20,091)
INTEREST EXPENSE                                             (19,686)                 (19,690)                (480,551)
INTEREST INCOME                                                    -                      328                   69,638
                                                      ---------------          ---------------          ---------------

LOSS BEFORE INCOME TAXES                                     (95,994)                (143,046)             (15,850,262)

INCOME TAXES                                                       -                        -                    5,600
                                                      ---------------          ---------------          ---------------

NET LOSS                                              $      (95,994)          $     (143,046)          $  (15,855,862)
                                                      ===============          ===============          ===============

NET LOSS PER SHARE, basic and diluted                 $        (0.02)          $        (0.04)
                                                      ===============          ===============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                                      5,095,372                3,360,372
                                                      ===============          ===============

See accompanying notes to unaudited financial statements.


                                           TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF CASH FLOWS

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        From inception on
                                                          Three months ended     Three months ended     June 30, 1992 to
                                                          September 30, 2000     September 30, 1999    September 30, 2000
                                                          ------------------     ------------------    ------------------
                                                              (unaudited)            (unaudited)           (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                                    $     (95,994)       $    (143,046)     $ (15,855,862)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                    6,505                6,525             97,334
      Amortization of debt issuance costs                                 -                    -            138,168
      Amortization of loans payable discount                          3,122                3,126             34,371
      Non-cash litigation settlement                                      -                    -             32,000
      Non-cash compensation                                               -                    -          4,693,481
      Non-cash payment for services rendered                              -                    -            135,469

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                 -                    -                445
      Prepaid expenses                                                    -                    -             43,790
      Software development costs                                          -                    -            (53,939)
      Deposits                                                            -                    -              9,405

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                          69,971              103,105            789,268
      Deferred revenue                                                    -                    -          1,459,238
                                                              --------------       --------------     --------------

          Net cash used for operating activities                    (16,396)             (30,290)        (8,476,832)
                                                              --------------       --------------     --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES -
  acquisition of fixed assets                                             -                    -           (142,697)
                                                              --------------       --------------     --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  -                    -          6,819,734
  Proceeds from revolving line of credit                                  -                    -             50,000
  Proceeds from loans payable and warrants                                -                    -            939,276
  Proceeds from notes payable                                             -                    -          1,705,086
  Proceeds from contracts payable                                         -                    -            127,401
  Cash paid for debt issuance costs                                       -                    -           (210,757)
  Proceeds from exercise of stock options                                 -                    -             84,638
  Proceeds from exercise of warrants                                      -                    -             51,074
  Proceeds from shareholders                                              -                    -             11,619
  Repayment of revolving line of credit                                   -                    -            (50,000)
  Repayment of loans payable                                              -                    -           (423,400)
  Repayment of notes payable                                              -                    -            (11,456)
  Repayment of contracts payable                                          -                    -           (110,377)
  Repayment of loans receivable from shareholder                     12,059               15,588             97,392
  Loans payable, shareholders                                         2,932               14,702            (94,020)
  Loans to shareholders                                                   -                    -            (12,059)
  Cash paid for offering costs                                            -                    -           (304,528)
  Purchase of treasury stock                                              -                    -            (50,000)
                                                              --------------       --------------     --------------

          Net cash provided by financing activities                  14,991               30,290          8,619,623
                                                              --------------       --------------     --------------

NET INCREASE (DECREASE) IN CASH                                      (1,405)                   -                 94
CASH, beginning of period                                             1,499                   13                  -
                                                              --------------       --------------     --------------

CASH, end of period                                           $          94        $          13      $          94
                                                              ==============       ==============     ==============

See accompanying notes to unaudited financial statements.


                                           TOMORROW'S MORNING, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                        From inception on
                                                          Three months ended     Three months ended     June 30, 1992 to
                                                          September 30, 2000     September 30, 1999    September 30, 2000
                                                          ------------------     ------------------    ------------------
                                                              (unaudited)            (unaudited)           (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  income taxes paid                                           $           -        $           -         $       5,600
                                                              ==============       ==============        ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in connection
    with the issuance of convertible notes payable            $           -        $           -         $     (72,589)
                                                              ==============       ==============        ==============
  Conversion of notes payable to common stock                 $           -        $           -         $   1,532,707
                                                              ==============       ==============        ==============
  Non-cash compensation                                       $           -        $           -         $   2,103,093
                                                              ==============       ==============        ==============
  Issuance of warrants connected to debt conversion           $           -        $           -         $      18,750
                                                              ==============       ==============        ==============


See accompanying notes to unaudited financial statements.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 2000



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Tomorrow's Morning, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 2000.

         NATURE OF BUSINESS:

                  The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of September 30, 2000, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

                  In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

                  For the three months ended September 30, 2000, the Company had negative cash flows from operations of $16,396 and incurred a net loss of $95,994. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

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

OVERVIEW. For the quarter ended September 30, 2000, the Company had no revenues and experienced a net loss of $95,994, as compared to no revenues and a net loss of $143,046 for the three months ended September 30, 1999. The Company continues to sustain substantial losses, which threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner; (ii) the development of complementary products;
(iii) completion and successful marketing of the SCOOP(TM) journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Company's newspaper (the "Newspaper") should publication resume;
(v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999. Revenues for the quarter ended September 30, 2000 were zero, the same as for the three months ended September 30, 1999. Costs and expenses decreased to $69,803 during the three months ended September 30, 2000, an approximately 44% change from $123,684 during the quarter ended September 30, 1999, as the Company continued to reduce its operations to a minimum level.

Total interest expense for the quarter ended September 30, 2000 was $19,686, as compared to $19,690 for the same three month period in 1999. This lack of change was attributable to the Company maintaining its borrowing at fixed levels.

For the three months ended September 30, 2000, the Company experienced a net loss of $95,944, a decrease of approximately 33% from the $143,046 net loss incurred in the three months ended September 30, 1999. The decrease in net loss was due to the factors described above with respect to costs and operating expenses.

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

As of September 30, 2000, the Company had current assets of $33,165. As a result of its lack of working capital, the Company continues to be unable to meet its financial obligations to its lenders and other creditors, including its former landlord and the vendor which had printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1 million through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will be available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of the Staff Accounting Bulletin to the Company's financial statements, however, any potential accounting changes are not expected to result in a material change in the amount of revenues we ultimately expect to realize.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

Other than legal proceedings which have previously been reported in the Company's reports on Form 10-KSB and Form 10-QSB, to the knowledge of management, there is no pending litigation by or against the Company.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

The Company is in default in its obligations to virtually all of its creditors. The Company is also in default as to the payment of principal and interest on a $125,000 loan from Wilmington Trust Company, Trustee for Andrea B. Currier, a $250,000 loan from Michael Fuchs and a $100,000 loan from Wolfgang Struss. Such defaults will continue until funds are obtained as described in Part I above.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      The following Exhibit is attached hereto:

         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
              27                             Financial Data Schedule


(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended September 30, 2000.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TOMORROW'S MORNING, INC.

Dated: November 30, 2000              By: /s/    ADAM LINTER
                                          --------------------------------------
                                          Adam Linter, President and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

         27                Financial Data Schedule