Form 10QSB
period 2000-12-31
TOMORROWS MORNING INC
filed 2001-02-20
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000
OR

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of common stock outstanding at December 31, 2000: 5,095,372

Transitional Small Business Disclosure Format (CHECK ONE):   Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $         64
  Software development costs                                             25,696
  Prepaid expenses                                                        7,375
                                                                   -------------

          Total current assets                                     $     33,135

FIXED ASSETS, net of accumulated depreciation of $103,839                38,858
                                                                   -------------

                                                                   $     71,993
                                                                   =============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  2,357,246
  Contracts payable                                                      17,025
  Loans payable, related parties                                        592,420
  Loans payable, officer-shareholder                                     13,369
                                                                   -------------

          Total current liabilities                                $  2,980,060

SHAREHOLDERS' DEFICIT:
  Preferred stock; no par value, 1,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock; no par value, 10,000,000 shares
    authorized, 5,095,372 shares issued and outstanding              13,044,736
  Deficit accumulated during development stage                      (15,952,803)
                                                                   -------------

          Total shareholders' deficit                                (2,908,067)
                                                                   -------------

                                                                   $     71,993
                                                                   =============

                                                      TOMORROW'S MORNING, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                      STATEMENTS OF OPERATIONS

                                                                                                                From inception on
                            Six months ended     Six months ended     Three months ended   Three months ended   June 30, 1992 to
                            December 31, 2000    December 31, 1999    December 31, 2000    December 31, 1999    December 31, 2000
                            ------------------   ------------------   ------------------   ------------------   ------------------
                               (unaudited)          (unaudited)          (unaudited)          (unaudited)          (unaudited)
REVENUE:
  SUBSCRIPTIONS             $               _    $               _    $               _    $               _    $         552,845

  EDITORIAL, PRODUCTION
   AND DISTRIBUTION COST                    _                    _                    _                    _            3,313,352
                            ------------------   ------------------   ------------------   ------------------   ------------------

GROSS MARGIN                                _                    _                    _                    _           (2,760,507)

OPERATING EXPENSES                    143,675              250,743               73,872              133,585            9,738,709

RESEARCH AND DEVELOPMENT                    _                    _                    _                    _              840,376
                            ------------------   ------------------   ------------------   ------------------   ------------------

LOSS FROM OPERATIONS                 (143,675)            (250,743)             (73,872)            (133,585)         (13,339,592)

NONCASH OPTION COMPENSATION
  AND CONSULTING FEES                       _                    _                    _                    _           (2,026,204)
LEGAL SETTLEMENT                            _                    _                    _                    _              (30,000)
DEPRECIATION                          (13,010)             (13,050)              (6,505)              (6,525)            (103,840)
OTHER EXPENSES, NET                         _                    _                    _                    _              (20,091)
INTEREST EXPENSE                      (36,250)             (39,376)             (16,564)             (19,686)            (497,114)
INTEREST INCOME                             _                  478                    _                  151               69,638
                            ------------------   ------------------   ------------------   ------------------   ------------------

LOSS BEFORE INCOME TAXES             (192,935)            (302,691)             (96,941)            (159,645)         (15,947,203)

INCOME TAXES                                _                    _                    _                    _                5,600
                            ------------------   ------------------   ------------------   ------------------   ------------------

NET LOSS                    $        (192,935)   $        (302,691)   $         (96,941)   $        (159,645)   $     (15,952,803)
                            ==================   ==================   ==================   ==================   ==================

NET LOSS PER SHARE,
  BASIC AND DILUTED         $           (0.04)   $           (0.09)   $           (0.02)   $           (0.05)
                            ==================   ==================   ==================   ==================

WEIGHTED AVERAGE SHARES
  OUTSTANDING,
    basic and diluted               5,095,372            3,403,615            5,095,372            3,446,394
                            ==================   ==================   ==================   ==================

                                                                 3

                                                      TOMORROW'S MORNING, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                      STATEMENTS OF CASH FLOWS

                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                                From inception on
                            Six months ended     Six months ended     Three months ended   Three months ended   June 30, 1992 to
                            December 31, 2000    December 31, 1999    December 31, 2000    December 31, 1999    December 31, 2000
                            ------------------   ------------------   ------------------   ------------------   ------------------
                               (unaudited)          (unaudited)          (unaudited)          (unaudited)          (unaudited)
CASH FLOWS PROVIDED BY
  (USED FOR) OPERATING
   ACTIVITIES:
    Net loss                $        (192,935)   $        (302,691)   $         (96,941)   $        (159,645)   $     (15,952,803)

ADJUSTMENTS TO RECONCILE
  NET LOSS TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:
    Depreciation                       13,010               13,051                6,505                6,525              103,840
    Amortization of debt
      issuance costs                        _                    _                    _                    _              138,168
    Amortization of loans
      payable discount                      _                6,248                    _                3,122               31,249
    Non-cash litigation
      settlement                            _                    _                    _                    _               32,000
    Non-cash compensation                   _                    _                    _                    _            4,693,481
    Non-cash payment for
     services rendered                      _                    _                    _                    _              135,469

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
   Accounts receivable                      _                    _                    _                    _                  445
   Prepaid expenses                         _                    _                    _                    _               43,790
   Software development costs               _                    _                    _                    _              (53,939)
   Deposits                                 _                    _                    _                    _                9,405

INCREASE (DECREASE) IN
  LIABILITIES:
    Accounts payable and
      accrued expenses                153,062              217,941               79,970              114,836              872,358
    Deferred revenue                        _                    _                    _                    _            1,459,238
                            ------------------   ------------------   ------------------   ------------------   ------------------

    Net cash used for
      operating activities            (26,863)             (65,451)             (10,466)             (35,162)          (8,487,299)
                            ------------------   ------------------   ------------------   ------------------   ------------------

CASH FLOWS USED FOR INVESTING
  ACTIVITIES -
  acquisition of fixed assets               _                    _                    _                    _             (142,697)
                            ------------------   ------------------   ------------------   ------------------   ------------------

                                                             (Continued)

                                                                 4

                                                      TOMORROW'S MORNING, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF CASH FLOWS (CONTINUED)

                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                                From inception on
                            Six months ended     Six months ended     Three months ended   Three months ended   June 30, 1992 to
                            December 31, 2000    December 31, 1999    December 31, 2000    December 31, 1999    December 31, 2000
                            ------------------   ------------------   ------------------   ------------------   ------------------
                               (unaudited)          (unaudited)          (unaudited)          (unaudited)          (unaudited)
CASH FLOWS PROVIDED BY
 (USED FOR) FINANCING
  ACTIVITIES:
  Proceeds from issuance
    of common stock                         _               20,000                    _               20,000            6,819,734
  Proceeds from revolving
    line of credit                          _                    _                    _                    _               50,000
  Proceeds from loans
    payable and warrants                    _               30,000                    _               30,000              939,276
  Proceeds from notes payable               _                    _                    _                    _            1,705,086
  Proceeds from contracts
    payable                                 _                    _                    _                    _              127,401
  Cash paid for debt issuance
     costs                                  _                    _                    _                    _             (210,757)
  Proceeds from exercise of
     stock options                          _                    _                    _                    _               84,638
  Proceeds from exercise of
     warrants                               _                    _                    _                    _               51,074
  Proceeds from shareholders           22,495               18,689               10,436                    _               34,114
  Repayment of line of credit               _                    _                    _                    _              (50,000)
  Repayment from shareholder,
    net of unpaid interest                  _               15,588                    _                3,661               85,333
  Repayment of loans payable                _                    _                    _                    _             (423,400)
  Repayment of notes payable                _                    _                    _                    _              (11,456)
  Repayment of contracts
    payable                                 _                    _                    _                    _             (110,377)
  Loans payable, shareholders               _                    _                    _                    _              (96,952)
  Loans to shareholders                 2,933                 (327)                   _                    _               (9,126)
  Cash paid for offering costs              _                    _                    _                    _             (304,528)
  Purchase of treasury stock                _                    _                    _                    _              (50,000)

    Net cash provided by
      financing activities             25,428               83,950               10,436               53,661            8,630,060
                            ------------------   ------------------   ------------------   ------------------   ------------------

NET INCREASE (DECREASE)
  IN CASH                              (1,435)              18,499                  (30)              18,499                   64
CASH, beginning of period               1,499                   13                   94                   13                    _
                            ------------------   ------------------   ------------------   ------------------   ------------------

CASH, end of period         $              64    $          18,512    $              64    $          18,512    $              64
                            ==================   ==================   ==================   ==================   ==================

                                                             (Continued)

                                                                 5

                                                      TOMORROW'S MORNING, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF CASH FLOWS (CONTINUED)

                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                                 From inception on
                                 Six months ended    Six months ended    Three months ended  Three months ended  June 30, 1992 to
                                 December 31, 2000   December 31, 1999   December 31, 2000   December 31, 1999   December 31, 2000
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                    (unaudited)         (unaudited)         (unaudited)         (unaudited)         (unaudited)
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION -
    income taxes paid            $               _   $               _   $               _   $               _   $           5,600
                                 ==================  ==================  ==================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING ACTIVITIES:
 Decrease in debt issuance
  costs recorded in connection
  with the issuance of
  convertible notes payable      $               _   $               _   $               _   $               _   $         (72,589)
                                 ==================  ==================  ==================  ==================  ==================
 Conversion of notes payable
  to common stock                $               _   $               _   $               _   $               _   $       1,532,707
                                 ==================  ==================  ==================  ==================  ==================
 Non-cash compensation           $               _   $               _   $               _   $               _   $       2,103,093
                                 ==================  ==================  ==================  ==================  ==================
 Issuance of warrants
  connected to debt conversion   $               _   $               _   $               _   $               _   $          18,750
                                 ==================  ==================  ==================  ==================  ==================

                                                                 6

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 2000


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

         NATURE OF BUSINESS:

         The Company was incorporated in June 1992 in the State of California and is engaged in the publication of a children's weekly newspaper. As of December 31, 2000, the Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its efforts toward establishing new business and product.

         In June 1996 the Company filed for an initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission. That offering was successfully completed in March 1997.

         GOING CONCERN:

         For the six months ended December 31, 2000, the Company had negative cash flows from operations of $26,863 and incurred a net loss of $192,935. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

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

OVERVIEW.

For the quarter ended December 31, 2000, the Company had no revenues and experienced a net loss of $96,941, as compared to no revenues and a net loss of $159,645 for the three months ended December 31, 1999. For the six months ended December 31, 2000, the Company also had no revenues and experienced a net loss of $192,935, as compared to no revenues and a net loss of $302,691 for the six months ended December 31, 1999. The Company continues to sustain substantial losses, which threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner;
(ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Company's newspaper (the "Newspaper") should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999. Revenues for the quarter ended December 31, 2000 were zero, the same as for the three months ended December 31, 1999. Costs and expenses decreased to $73,872 during the three months ended December 31, 2000, an approximately 45% change from $133,585 during the quarter ended December 31, 1999, as the Company continued to reduce its operations to a minimum level.

Total interest expense for the quarter ended December 31, 2000 was $16,564, as compared to $19,686 for the same three-month period in 1999. This lack of significant change was attributable to the Company maintaining its borrowing at fixed levels.

For the three months ended December 31, 2000, the Company experienced a net loss of $96,941, a decrease of approximately 40% from the $159,645 net loss incurred in the three months ended December 31, 1999. The decrease in net loss was due to the factors described above with respect to costs and operating expenses.

SIX-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999. Revenues for the six months ended December 31, 2000 were zero, the same as for the six months ended December 31, 1999. Costs and expenses decreased to $143,675 during the six months ended December 31, 2000, an approximately 43% change from $250,743 during the six months ended December 31, 1999, as the Company continued to reduce its operations to a minimum level.

Total interest expense for the six months ended December 31, 2000 was $36,250, as compared to $39,376 for the same six-month period in 1999. This lack of significant change was attributable to the Company maintaining its borrowing at fixed levels.

For the six months ended December 31, 2000, the Company experienced a net loss of $192,935, a decrease of approximately 36% from the $302,691 net loss incurred in the six months ended December 31, 1999. The decrease in net loss was due to the factors described above with respect to costs and operating expenses.

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

As of December 31, 2000, the Company had current assets of $33,135. As a result of its lack of working capital, the Company continues to be unable to meet its financial obligations to its lenders and other creditors, including its former landlord and the vendor that had printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1 million through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will be available on terms favorable to the Company or its shareholders, if at all.

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

In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of the Staff Accounting Bulletin to the Company's financial statements; however, any potential accounting changes are not expected to result in a material change in the amount of revenues the Company ultimately expects to realize.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

Other than legal proceedings that have previously been reported in the Company's reports on Form 10-KSB and Form 10-QSB, to the knowledge of management, there is no pending litigation by or against the Company.

Item 3. Defaults Upon Senior Securities
---------------------------------------

The Company is in default in its obligations to virtually all of its creditors. The Company is also in default as to the payment of principal and interest on a $125,000 loan from Wilmington Trust Company, Trustee for Andrea B. Currier, a $250,000 loan from Michael Fuchs and a $100,000 loan from Wolfgang Struss. Such defaults will continue until funds are obtained as described in Part I above.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      The following Exhibit is attached hereto:

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------
            27                              Financial Data Schedule


(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TOMORROW'S MORNING, INC.

Dated: February 20, 2001               By: /s/ ADAM LINTER
                                           ----------------------------------
                                           Adam Linter, President and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

      27                   Financial Data Schedule