Form 10QSB
period 2001-03-31
TOMORROWS MORNING INC
filed 2001-06-15
CIK 1004400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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


Number of shares of common stock outstanding at March 31, 2001: 5,574,122

Transitional Small Business Disclosure Format (CHECK ONE) : Yes [ ] No [X]


                                                PART I
                                         FINANCIAL INFORMATION

                                       TOMORROW'S MORNING, INC.
                                   (A Development Stage Enterprise)

                                             Balance Sheet
                                            March 31, 2001

                                                ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $       845
Software development costs                                                    54,076
Prepaid expenses and other current assets                                      3,995
--------------------------------------------------------------------------------------------------------
Total current assets                                                                        $    58,916

OTHER ASSETS:
Fixed assets, net of accumulated depreciation of $110,344                     32,353
--------------------------------------------------------------------------------------------------------
Total other assets                                                                               32,353

--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $    91,269
========================================================================================================

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                    $ 2,431,268
Contracts payable                                                             17,025
Loans payable - officer-shareholder                                           17,988
Loans payable, related parties                                               592,420
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   $ 3,058,701

SHAREHOLDERS' DEFICIT:
Preferred Stock; no par value, 1,000,000 shares
  authorized, no shares issued and outstanding.
Common stock; no par value, 10,000,000 shares
  authorized, 5,619,122 shares issued and outstanding.                    13,099,736
Deficit accumulated during development stage                             (16,067,168)
--------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                                  (2,967,432)

--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                 $    91,269
========================================================================================================


                                                    TOMORROW'S MORNING, INC.
                                                (A Development Stage Enterprise)

                                                    Statements of Operations


                                                Nine months                          Three months             From inception on
                                   --------------------------------------------------------------------------- June 30, 1992 to
                                     March 31, 2001     March 31, 2000     March 31, 2001    March 31, 2000     March 31, 2001
                                   -----------------------------------------------------------------------------------------------
Revenue:
Subscriptions                           $        -         $        -         $        -        $        -       $     552,845

Editorial, Production and
   Distribution Cost                             -                  -                  -                 -           3,313,352

-------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                     -                  -                  -                 -          (2,760,507)

Operating expenses                         234,971            422,422             91,296           171,678           9,830,005

Research and development                         -                  -                  -                 -             840,376

-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                      (234,971)          (422,422)           (91,296)         (171,678)        (13,430,888)

Noncash Option Compensation and
  Consulting Fees                                -                  -                  -                 -          (2,026,204)
Legal settlement                                 -                  -                  -                 -             (30,000)
Depreciation                               (19,515)           (19,575)            (6,505)           (6,525)           (110,345)
Other expenses, net                              -                  -                  -                 -             (20,091)
Interest expense                           (52,814)           (59,062)           (16,564)          (19,686)           (513,678)
Interest income                                  -                630                  -               151              69,638
-------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                  (307,300)          (500,429)        $ (114,365)       $ (197,738)        (16,061,568)

Income taxes                                     -                  -                  -                 -              (5,600)

-------------------------------------------------------------------------------------------------------------------------------
 Net loss                               $ (307,300)        $ (500,429)        $ (114,365)       $ (197,738)      $ (16,067,168)
===============================================================================================================================
Net loss per share
    basic and diluted                   $    (0.06)        $    (0.13)        $    (0.02)       $    (0.05)
===========================================================================================================

Weighted Average Shares
  Outstanding, basic and diluted         5,147,701          3,798,488          5,255,266         4,179,220
===========================================================================================================


                                                      TOMORROW'S MORNING, INC.
                                                  (A Development Stage Enterprise)

                                                      Statements of Cash Flows


                                                             Nine months                      Three months         From inception on
                                                   ---------------------------------------------------------------- June 30, 1992 to
                                                   March 31, 2001   March 31, 2000   March 31, 2001  March 31, 2000  March 31, 2001
                                                   ---------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net loss                                                $(307,300)      $(500,429)      $ (114,365)     $ (197,738)   $ (16,067,168)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
     Depreciation                                          19,515          19,575            6,505           6,525          110,345
     Amortization of debt issuance costs                        -               -                -               -          138,168
     Amortization of loans payable discount                     -           9,370                -           3,122           31,249
     Non-cash litigation settlement                             -           2,000                -           2,000           32,000
     Non-cash compensation                                      -          50,000                -          50,000        4,693,481
     Non-cash payment for services rendered                     -           1,719                -           1,719          135,469

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase) Decrease in Assets:
     Accounts receivable                                        -               -                -               -              445
     Prepaid expenses                                           -             848                -             848           43,790
     Software development costs                           (25,000)              -                -               -          (53,939)
     Deposits                                                   -          32,772                -          32,772            9,405

  Increase (Decrease) in Liabilities:
     Accounts payable and accrued expenses                227,083         229,932           74,021          11,905          946,379
     Deferred revenue                                           -               -                -               -        1,459,238
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                     (85,702)       (154,213)         (33,839)        (88,847)      (8,521,138)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:                       -               -                -               -         (142,697)
------------------------------------------------------------------------------------------------------------------------------------
     Acquisition of fixed assets                                -               -                -               -         (142,697)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of common stock                55,000          70,000            5,000          50,000        6,824,734
     Proceeds from revolving line of credit                     -               -                -               -           50,000
     Proceeds from loans payable and warrants                   -          30,000                -               -          939,276
     Proceeds from notes payable                                -               -                -               -        1,705,086
     Proceeds from contracts payable                            -               -                -               -          127,401
     Cash paid for debt issuance costs                          -               -                -               -         (210,757)
     Proceeds from exercise of stock options                    -               -                -               -           84,638
     Proceeds from exercise of warrants                         -          50,000                -          50,000           51,074
     Proceeds from shareholders                            27,115               -            4,620               -           38,734
     Repayment of line of credit                                -               -                -               -          (50,000)
     Repayment from shareholder net of unpaid interest          -          15,176                -               -           85,333
     Repayments of loans payable                                -               -                -         (18,689)        (423,400)
     Repayment of notes payable                                 -               -                -               -          (11,456)
     Repayment of contracts payable                             -               -                -               -         (110,377)
     Loans payable - shareholders                               -               -                -               -          (96,952)
     Loans to shareholders                                  2,933         (10,697)               -         (10,697)          (9,126)
     Cash paid for offering costs                               -               -                -               -         (304,528)
     Purchase of treasury stock                                 -               -                -                          (50,000)

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                  85,048         154,479           34,620          70,614        8,664,680
------------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and equivalents              (654)            266              781         (18,233)             845

Cash and equivalents, beginning of period                   1,499              13               64          18,512                -

------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                     $     845       $     279       $      845      $      279    $         845
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Decrease in debt issuance costs recorded in
    connection with the issuance of convertible
    notes payable                                       $       -       $       -       $        -      $        -    $     (72,589)
====================================================================================================================================

  Conversion of notes payable to common stock           $       -       $       -       $        -      $        -    $   1,532,707
====================================================================================================================================

  Non-cash compensation                                 $       -       $  50,000       $        -      $   50,000    $   2,103,093
====================================================================================================================================

  Issuance of warrants connected to debt conversion     $       -       $       -       $        -      $        -    $      18,750
====================================================================================================================================

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 2001


(1)      BASIS OF PRESENTATION


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

         GOING CONCERN:

                  For the nine months ended March 31, 2001, the Company had negative cash flows from operations of $60,702 and incurred a net loss of $307,300. The Company's expenses continue to greatly exceed its income, and its future depends on: (i) finding a strategic partner; (ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) CD-ROM journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's Reading Partners Program and/or the sale of advertising space; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. The Company has used all of the net proceeds of its initial public offering and finds that it requires substantial additional funds in order to reach the above long-term goals. In addition, as discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company requires an immediate infusion of working capital to continue its present operations. There can, however, be no guarantee that the Company will be able to obtain such additional long- and short-term funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

                            TOMORROW'S MORNING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 2001


(2)      SIGNIFICANT TRANSACTIONS:

                  In January 2001, the Company issued 50,000 shares of its Common Stock for consideration of $5,000. In March 2001, the Company issued 428,750 shares of its Common Stock for consideration of $50,000.


(3)      SUBSEQUENT EVENTS:

                  In April 2001, the Company issued 71,250 shares of its Common Stock for consideration of $10,000.

                  In April 2001, the Company converted a loan payable to a related party, in the amount of $100,000 plus accrued interest, into 400,000 shares of the Company's Common Stock.

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

OVERVIEW. For the quarter ended March 31, 2001, the Company had no revenues and experienced a net loss of $114,365, as compared to no revenues and a net loss of $197,738 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, the Company also had no revenues and experienced a net loss of $307,300, as compared to no revenues and a net loss of $500,429 for the nine months ended March 31, 2000. The Company continues to sustain substantial losses, which threaten the Company's ability to continue as a going concern. In the long run, the Company's future depends on: (i) finding a strategic partner;
(ii) the development of complementary products; (iii) completion and successful marketing of the SCOOP(TM) journalism game; (iv) the formation of joint-marketing alliances for corporate sponsorship of schools through the Company's READING PARTNERS PROGRAM and/or the sale of advertising space in the Company's newspaper (the "Newspaper") should publication resume; (v) getting one or more television shows, or interstitial news "flashes", on the air; and (vi) expansion into ancillary publishing and merchandising through redirecting the Company's content and/or licensing the Company's characters and identity. However, as discussed below in "Liquidity and Capital Resources," because virtually all available cash has been exhausted due to continuing losses, the Company requires an immediate infusion of working capital to remain in operation. There can, however, be no guarantee that the Company will be able to obtain such working capital.

RESULTS OF OPERATIONS.

THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000. Revenues for the quarter ended March 31, 2001 were zero, the same as for the three months ended March 31, 2000. Costs and expenses decreased to $97,801 during the three months ended March 31, 2001, an approximately 45% change from $178,203 during the quarter ended March 31, 2000, as the Company continued to reduce its operations to a minimum level.

Total interest expense for the quarter ended March 31, 2001 was $16,564, as compared to $19,686 for the same three month period in 2000. This lack of a material change was attributable to the Company maintaining its borrowing at fixed levels.

For the three months ended March 31, 2001, the Company experienced a net loss of $114,365, a decrease of approximately 42% from the $197,738 net loss incurred in the three months ended March 31, 2000. The decrease in net loss was due to the factors described above with respect to costs and operating expenses.

NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000. Revenues for the nine months ended March 31, 2001 were zero, the same as for the nine months ended March 31, 2000. Costs and expenses decreased to $254,486 during the nine months ended March 31, 2001, an approximately 42% change from $441,997 during the nine months ended March 31, 2000, as the Company continued to reduce its operations to a minimum level.

Total interest expense for the nine months ended March 31, 2001 was $52,814, as compared to $59,062 for the same nine month period in 2000. This lack of a material change was attributable to the Company maintaining its borrowing at fixed levels.

For the nine months ended March 31, 2001, the Company experienced a net loss of $307,300, a decrease of approximately 39% from the $500,429 net loss incurred in the nine months ended March 31, 2000. The decrease in net loss was due to the factors described above with respect to costs and operating expenses.

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

As of March 31, 2001, the Company had current assets of $33,916. As a result of its lack of working capital, the Company continues to be unable to meet its financial obligations to its lenders and other creditors, including its former landlord and the vendor which had printed the Newspaper. In order to resume its proposed business activities, the Company must immediately raise approximately $500,000 to $1 million through private debt or equity offerings. While the Company continues to engage in discussions with prospective financing sources, there can be no guarantee that such funding will be available on terms favorable to the Company or its shareholders, if at all. Until such near-term funding is obtained, all of the Company's operations will remain at minimal levels.

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

Item 2.  Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c) In January 2001, in return for $5,000 in cash, the Company issued 50,000 shares of Common Stock to Randy and Renee Fields. Based on the investors' access to Company information and their level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

         In March 2001, in return for $25,000 in cash, the Company issued 178,750 shares of Common Stock to Lawrence Solomon. Based on Mr. Solomon's access to Company information and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

         In March 2001, in return for $25,000 in cash, the Company issued 250,000 shares of Common Stock to Gary Goldstein. Based on Mr. Goldstein's access to Company information and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)      No Exhibits are attached hereto.


(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended March 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TOMORROW'S MORNING, INC.



Dated: June 14, 2001                   By: /s/ ADAM LINTER
                                           -------------------------------------
                                           Adam Linter, President and Treasurer